Form 10-Q
period 1996-04-21
BOSTON CHICKEN INC
filed 1996-05-31
CIK 894751

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 21, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 0-22802

                              BOSTON CHICKEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                               36-3904053
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                  Identification No.)


                           14103 Denver West Parkway
                                 P. O. Box 4086
                             Golden, CO  80401-4086
          (Address of principal executive offices, including zip code)

                                 (303) 278-9500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X               No
                                ---                 ---

Number of shares of Common Stock, $.01 par value per share, outstanding as of May 21, 1996: 63,601,898.

                              BOSTON CHICKEN, INC.

                                     INDEX



PART I.   FINANCIAL INFORMATION                                         Page No.
          Item 1. Financial Statements

              Consolidated Balance Sheets as of December 31, 1995
              and April 21, 1996.................................           2

              Consolidated Income Statements for the quarters
              ended April 16, 1995 and April 21, 1996............           3

              Consolidated Statements of Cash Flows for the
              quarters ended April 16, 1995 and April 21, 1996...           4

              Notes to Consolidated Financial Statements.........           5

          Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........           8

PART II.  OTHER INFORMATION

          Item 2.  Changes in Securities.........................          12

          Item 6.  Exhibits and Reports on Form 8-K..............          12

          Signature Page.........................................          13

          Exhibit Index..........................................   Exhibit-1


                      BOSTON CHICKEN, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                          December 31,   April 21,
                                              1995         1996
                                          ------------  -----------
                                                        (Unaudited)
ASSETS
- ------
Current Assets:
   Cash and cash equivalents............    $  310,436  $  155,483
   Accounts receivable, net.............        13,445      14,002
   Due from affiliates..................         9,614       9,741
   Notes receivable.....................         5,462      38,497
   Prepaid expenses and other current            1,536       2,717
    assets..............................
   Deferred income taxes................         3,322       3,841
                                            ----------  ----------
       Total current assets.............       343,815     224,281

Property and Equipment, net.............       258,550     265,521
Notes Receivable........................       450,572     671,504
Deferred Financing Costs, net...........        15,745      17,985
Other Assets, net.......................         5,195       8,266
                                            ----------  ----------
       Total assets.....................    $1,073,877  $1,187,557
                                            ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Accounts payable.....................    $   12,292  $    7,388
   Accrued expenses.....................         9,095       8,911
   Deferred franchise revenue...........         8,945       9,229
                                            ----------  ----------
       Total current liabilities........        30,332      25,528

Deferred Franchise Revenue..............         2,072       3,940
Liquid Yield Option Notes...............       177,306     173,024
Convertible Subordinated Debt...........       129,872     129,862
Deferred Income Taxes...................        16,631      18,685
Other Noncurrent Liabilities............           833         726
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock--$.01 par value;
    authorized 20,000,000 shares;
    no shares issued and outstanding....            --          --
   Common stock--$.01 par value;
    authorized 100,000,000 shares;
    issued and outstanding: 59,129,301
    in 1995 and 62,624,702 in 1996......           591         626
   Additional paid-in capital...........       675,611     778,888
   Retained earnings....................        40,629      56,278
                                            ----------  ----------
                                               716,831     835,792
                                            ----------  ----------
       Total liabilities and
        stockholders' equity............    $1,073,877  $1,187,557
                                            ==========  ==========


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      BOSTON CHICKEN, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)


                                              Quarter Ended
                                          ---------------------
                                          April 16,   April 21,
                                             1995        1996
                                          ---------   ---------
Revenue:
     Royalties and franchise-related
      fees..............................    $24,789     $46,033
     Company-operated stores............     15,318       1,314
                                          ---------   ---------
         Total revenue..................     40,107      47,347
Costs and Expenses:
     Cost of products sold..............      5,790         480
     Salaries and benefits..............      8,548       7,509
     General and administrative.........     12,242      10,811
                                          ---------   ---------
         Total costs and expenses.......     26,580      18,800
                                          ---------   ---------
Income from Operations..................     13,527      28,547
Other Expense:
     Interest expense, net..............     (2,057)     (2,900)
     Other income, net..................         28         109
                                          ---------   ---------
         Total other expense............     (2,029)     (2,791)
                                          ---------   ---------
Income Before Income Taxes..............     11,498      25,756
Income Taxes............................      4,382      10,107
                                          ---------   ---------
Net Income..............................    $ 7,116     $15,649
                                          =========   =========
Net Income Per Common and
     Equivalent Share...................      $0.15       $0.24
                                          =========   =========
Weighted Average Number of Common
     and Equivalent Shares Outstanding..     48,566      64,317
                                          =========   =========


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      BOSTON CHICKEN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                              Quarter Ended
                                          ---------------------
                                          April 16,   April 21,
                                             1995        1996
                                          ---------   ---------
Cash Flows from Operating Activities:
Net income...............................  $  7,116   $  15,649
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization..........     2,735       4,214
  Interest on Liquid Yield Option Notes..         -       4,193
  Deferred income taxes..................     3,304       1,535
  Gain on disposal of assets.............         -        (157)
  Changes in assets and liabilities:
    Accounts receivable and due from
     affiliates..........................      (795)       (684)
    Accounts payable and accrued
     expenses............................    (3,399)      2,383
    Deferred franchise revenue...........     1,010       2,152
    Other assets and liabilities.........    (1,058)     (1,368)
                                           --------   ---------
      Net cash provided by operating
       activities........................     8,913      27,917
                                           --------   ---------
Cash Flows from Investing Activities:
  Purchase of property and equipment.....   (42,731)    (27,060)
  Proceeds from the sale of assets.......    16,381      16,683
  Decrease (increase) in other assets....        23      (5,882)
  Issuance of notes receivable...........   (87,844)   (508,163)
  Repayments of notes receivable.........    47,353     254,196
                                           --------   ---------
      Net cash used in investing
       activities........................   (66,818)   (270,226)
                                           --------   ---------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock.    19,660      87,356
  Proceeds from revolving credit
   facility..............................    79,355           -
  Repayment of revolving credit facility.   (62,280)          -
                                           --------   ---------
      Net cash provided by financing
       activities........................    36,735      87,356
                                           --------   ---------
Net Decrease in Cash and Cash
 Equivalents.............................   (21,170)   (154,953)
Cash and Cash Equivalents, beginning of
 period..................................    25,304     310,436
                                           --------   ---------
Cash and Cash Equivalents, end of period.  $  4,134   $ 155,483
                                           ========   =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      BOSTON CHICKEN, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

   The consolidated financial statements have been prepared by Boston Chicken, Inc. (the "Company") and are unaudited except for the consolidated balance sheet at December 31, 1995. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of April 21, 1996 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1995. The consolidated results of operations for the quarter ended April 21, 1996 are not necessarily indicative of the results expected for the full year.

2.  AREA DEVELOPER FINANCING

   The Company currently offers secured debt financing to certain area developers to partially finance store development and working capital needs. Only developers which are developing a significant portion of an area of dominant influence ("ADI") or metropolitan area of a major city and which meet all of the Company's requirements are eligible for such financing. These financing arrangements permit the Company to obtain an equity interest in the developer at a predetermined price after a moratorium (generally two years from execution or subsequent amendment of the loan) on conversion of the loan into equity. The maximum loan amount is established to give the Company majority ownership of the developer upon conversion (or option exercise, as described further below) provided the Company exercises its right to participate in any intervening financing of the developer.

   Area developer financing generally requires the developer to expend at least 75% of its contributed capital prior to drawing on its revolving loan, with advances permitted during a two- or three-year draw period (or additional draw period in the event of a loan amendment) in a pre-determined maximum amount, generally equal to two to four times the amount of the area developer's contributed capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable over four to five years in periodic installments, sometimes with a final balloon payment. The Company may extend the draw and repayment periods, subject to the area developer purchasing additional development rights, contributing additional capital, or in connection with other amendments to the loan agreement. Interest is set at 1% over the applicable "reference rate" of Bank of America Illinois as established from time to time and is payable each period. The loan is secured by a pledge of substantially all of the assets of the area developer and any franchisee under its area development agreement and generally by a pledge of the equity interests of the owners of the developer.

   (A)  LOAN CONVERSION OPTION

   The Company may convert all or any portion of the loan amount after a moratorium period (generally two years from execution or subsequent amendment of the loan) or at any time after default of the loan and generally up to the later of full repayment of the loan or a specified date in the agreement, into equity in the area developer at the conversion price set forth in the loan agreement, generally at a 12% to 15% premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire, at the loan conversion price, the amount of additional equity it could have acquired by conversion of the loan, had the loan been fully drawn.

   There can be no assurance that the Company will exercise its future rights to acquire an equity interest in any area developer to which it provides financing or that such exercise will result in a majority interest in the area developer.

   (B)  COMMITMENTS TO EXTEND AREA DEVELOPER FINANCING

   The following table summarizes credit commitments for area developer financing (in thousands of dollars except number of area developers):

                                           Dec. 31,    April 21,
                                             1995        1996
                                          ---------    ---------
                                                      (Unaudited)
Number of area developers receiving
 financing                                       17           16
Loan commitments                          $ 614,094    $ 754,983
Unused revolving loan                      (202,676)    (204,819)
                                          ---------    ---------
Loans outstanding (included in Notes
 Receivable)                              $ 411,418    $ 550,164
                                          =========    =========

3.  OTHER FINANCINGS

   The Company has entered into a secured loan agreement with Einstein Bros. Bagels, Inc. ("Einstein Bros."), providing $134.0 million of debt financing to Einstein Bros. of which $120.0 million is convertible into Einstein Bros. common stock. As of April 21, 1996, $120.0 million of convertible debt was outstanding, which, upon conversion, would result in the Company having a majority ownership interest in Einstein Bros. The Company has also extended to Einstein Bros. a $40.0 million bridge loan, of which $38.5 million was outstanding as of April 21, 1996. In May 1996, Einstein Bros. obtained a $45.0 million revolving credit facility from a syndicate of banks, the proceeds of which were used to repay the Company the outstanding balance under the bridge loan. In connection with the bank financing, the Company agreed to subordinate its loan to Einstein Bros. to the bank loan and to release its security interest in the assets of Einstein Bros. On May 30, 1996, the Company announced it intends to convert its $120.0 million convertible loan. Such conversion, which is expected to occur on or about June 16, 1996, subject to certain conditions, will result in the Company having a 68% ownership interest in Einstein Bros. The $14.0 million non-convertible portion of the facility will remain available subsequent to such conversion. The Company may satisfy its funding obligations under the loan agreement in cash or registered shares of the Company's common stock. The loan agreement provides for a three-year draw period, subsequent to which the loan converts to an amortizing term loan payable over five years in periodic installments with a final balloon payment. Interest is at 1% over the applicable "reference rate" of Bank of America Illinois as established from time to time and is payable currently.

4.  CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of use of loan proceeds, adherence to store development schedules, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors which management deems relevant at the time. Based upon this review and analysis, no allowance was required as of December 31, 1995 and April 21, 1996.

5.  STOCK OPTIONS

  The Company accounts for its employee stock options in accordance with APB No. 25.

6.  ROYALTIES AND FRANCHISE-RELATED FEES

  Royalties and franchise-related fees are comprised of the following (in thousands of dollars):

                                             Quarter Ended
                                        ----------------------
                                          April 16,  April 21,
                                            1995       1996
                                        -----------  ---------
Royalties................................   $ 7,935    $14,776
Franchise and area developer fees........     3,380      2,692
Interest income..........................     6,920     17,987
Real estate and related services income..     4,297      7,968
Software fees............................     2,257      2,610
                                          ---------  ---------
                                            $24,789    $46,033
                                          =========  =========

7.  COMMITMENTS

  Through April 21, 1996, ten Boston Market area developers sold to BC Equity Funding, L.L.C. an aggregate of $54.0 million of 10% cumulative preferred equity, redeemable at any time by the area developers at a premium initially equal to 10% of the initial issue price, to be increased 2% each year up to a maximum of 20% of the initial issue price plus accrued dividends (the "Redemption Price"). The Company has agreed that in the event its conversion and option rights under its secured loan agreement with the area developers expire unexercised (see Note 2) and the Company does not consent to an initial public offering of the area developer, the Company will purchase the preferred equity from the holders at the Redemption Price.

8.  CONTINGENCIES

  The Company is subject to various lawsuits, claims, and other legal matters in the course of conducting its business, including its business as a franchisor. The Company believes that the outcome of such lawsuits, claims, and other legal matters will not have a material impact on the Company's consolidated financial position or results of operations.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  CERTAIN STATEMENTS IN THIS FORM 10-Q UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF BOSTON CHICKEN, INC. (THE "COMPANY"), ITS AREA DEVELOPERS AND FRANCHISEES, BOSTON MARKET(R) STORES, AND EINSTEIN BROS. BAGELS, INC. ("EINSTEIN BROS.") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES; AREA DEVELOPERS' ADHERENCE TO DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; EXPANSION OF THE HOLIDAY HOME MEAL REPLACEMENT BUSINESS; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q OR IN THE COMPANY'S FORM 10-K FOR ITS 1995 FISCAL YEAR. THE SUCCESS OF THE COMPANY IS DEPENDENT ON ITS AREA DEVELOPERS AND FRANCHISEES AND THE MANNER IN WHICH THEY OPERATE AND DEVELOP BOSTON MARKET STORES.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
- -------

  The total number of stores in the Boston Market system increased from 611 at the quarter ended April 16, 1995 to 894 at the quarter ended April 21, 1996. Gross systemwide store revenue for the Boston Market system was $311.8 million for the quarter ended April 21, 1996 compared with $187.4 million for the quarter ended April 16, 1995.

  In connection with the introduction of new entrees into the Boston Market system in 1995, the Company began actively monitoring weekly per store average revenue ("WPSA"). WPSA represents the average gross revenue for all stores in the Boston Market system based upon the actual number of days the stores are open in the reporting period. WPSA for the quarter ended April 21, 1996 was $22,762 compared with $20,695 in the comparable period in 1995. WPSA increased 10% despite the severe weather that affected many markets during the quarter.

  A majority of the Boston Market stores operated by the Company and its area developers have been open for less than two years. Consequently, operating results achieved to date may not be indicative of the results that may be achieved in the future by any new or existing store.

  Based upon current trends and operating initiatives, the Company has established a goal to achieve WPSA of $24,000 to $26,000 by the end of fiscal 1996. The ability of the Boston Market system to achieve such goal is dependent upon a variety of factors, including acceptance of new product offerings, expansion of the holiday home meal replacement business, the impact of advertising and promotional efforts, competition, weather, the absence of adverse publicity, general economic conditions, and other factors affecting consumer trial and frequency. There can be no assurance such goal will be achieved. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ABOVE FOR ADDITIONAL FACTORS RELATING TO THE FOREGOING FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS
- ---------------------

REVENUE

  Total revenue increased $7.2 million (18%), to $47.3 million for the quarter ended April 21, 1996 from $40.1 million for the quarter ended April 16, 1995. Royalty and franchise-related fees increased $21.2 million (85%) to $46.0 million for the quarter ended April 21, 1996 from $24.8 million for the comparable quarter of last year. This increase is primarily due to an increase in royalties attributable to the larger base of franchise stores operating systemwide, from 493 stores at December 26, 1994 to 891 at April 21, 1996, higher interest income generated on loans made to area developers, and an increase in real estate and related services income.

  Revenue from Company-operated stores decreased $14.0 million (92%), to $1.3 million for the first quarter of 1996 from $15.3 million for the first quarter of 1995. This decrease was due to a lower average number of Company-operated stores open during the first quarter of 1996. The Company had an average of three Company-operated stores for the quarter ended April 21, 1996 compared to an average of 46 for the quarter ended April 16, 1995. The lower average number of Company-operated stores during the current quarter reflects the conclusion of the Company's practice of opening stores in new markets to seed development and then transfering those stores to area developers.

COST OF PRODUCTS SOLD

  Cost of products sold decreased $5.3 million (91%), to $.5 million for the quarter ended April 21, 1996 compared with $5.8 million for the comparable quarter last year. This decrease was primarily due to fewer Company-operated stores open during the first quarter of 1996 compared to the first quarter of 1995.

SALARIES AND BENEFITS

  Salaries and benefits decreased $1.0 million (12%), to $7.5 million for the first quarter of 1996 from $8.5 million for the first quarter of 1995. The decrease was primarily due to fewer Company-operated stores open during the first quarter of 1996 compared to the first quarter of 1995.

GENERAL AND ADMINISTRATIVE

  General and administrative expenses decreased $1.4 million (11%), to $10.8 million for the current quarter from $12.2 million for the first quarter of 1995. The decrease was primarily due to fewer Company-operated stores open during the first quarter of 1996 compared to the first quarter of 1995, partially offset by an increase in depreciation and amortization charges to $4.2 million in the 1996 quarter, compared with $2.7 million in the 1995 quarter. The increase in depreciation and amortization expense is primarily attributable to a higher fixed asset base reflecting the Company's investment in its support center infrastructure.

OTHER EXPENSE

  The Company incurred other expense of $2.8 million in the first quarter of 1996 compared with other expense of $2.0 million in the comparable quarter of 1995. This increase reflects higher net interest expense, primarily attributable to the Liquid Yield Option Notes which were not outstanding during the first quarter of 1995.

INCOME TAXES

  The provision for income taxes for 1996 is based upon the Company's anticipated tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. The Company's primary capital requirements relate to providing partial financing to its Boston Market area developers for their use in store development and to finance their working capital needs. The remainder of the Company's capital requirements relate primarily to advances to Einstein Bros. under its loan agreement and investments in corporate infrastructure necessary to support the increase in the number of stores in operation systemwide. During the quarter ended April 21, 1996, the Company expended approximately $153.3 million related to the development of Boston Market stores, advanced $118.5 million under the Einstein Bros. loan agreement, and expended $9.2 million on corporate infrastructure.

     As of April 21, 1996, the Company had made secured loan commitments to its Boston Market area developers aggregating approximately $755.0 million, of which approximately $550.2 million had been advanced. At such date, these area developers had contributed capital aggregating $254.8 million. The Company anticipates fully funding its commitments pursuant to its loan agreements with these area developers and anticipates increasing such loan commitments. Even though the majority of Boston Market stores are cash flow positive at the store operating level reasonably quickly after opening, the Company's area developers have incurred, and the Company anticipates that its area developers will continue to incur, substantial net losses during their expansion phase which is anticipated to result, and in the majority of cases has resulted, in negative net worth. The Company believes that such losses can be recovered as the rate of expansion moderates by reduction or elimination of development overhead and related costs, increased operational effeciencies, greater economies of scale, increased advertising effeciencies, increased store revenue, and reduced effects of cannibalization. However, there can be no assurance that such losses will be recovered. The failure of an area developer to achieve a sufficient level of profitability subsequent to the completion of its expansion phase could have a material adverse impact on the Company's financial position and results of operations. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 8.

     The Company has secured loan commitments to Einstein Bros. providing $134.0 million of financing of which $120.0 million is convertible into Einstein Bros. common stock. As of April 21, 1996, $120.0 million of such convertible debt financing was outstanding. On May 30, 1996, the Company announced its intention to convert the convertible portion of such loan into a 68% equity interest in Einstein Bros. The Company has also extended to Einstein Bros. a $40.0 million bridge loan, of which $38.5 million was outstanding as of April 21, 1996. In May 1996, Einstein Bros. obtained a $45.0 million revolving credit facility from a syndicate of banks, the proceeds of which were utilized to repay the Company the outstanding balance under the bridge loan. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 8.

     On April 22, 1996, the Company paid $21.6 million in common stock and notes to acquire the equity interests of certain investors in Mid-Atlantic Restaurant Systems L.P. ("Mid-Atlantic"). The Company also assumed $27.0 million in Mid-Atlantic debt owed to a third party. Subsequent to the transaction, the Company repaid the debt owed to the third party. The transaction resulted in the Company obtaining a 93% equity interest in Mid-Atlantic.

     Capital Resources. For the quarter ended April 21, 1996, the Company generated approximately $27.9 million of cash from operating activities and $87.4 million from the issuance of shares of its common stock. As of April 21, 1996, the Company had $155.5 million available in cash and cash equivalents and $74.5 million available under its unsecured revolving credit facility.

     The Company has entered into two master lease facilities aggregating $175.0 million for store equipment which is subleased to area developers. The subleases to the area developers contain substantially the same terms as the master lease. As of April 21, 1996, the Company had utilized $170.6 million of the available funds.

     The Company anticipates that it, its area developers, and Einstein Bros. will have need for additional financing dependent primarily on the number of stores opened, the cost of such stores, and store operating results. The Company's capital requirements depend primarily on the amount and timing of borrowings under the loan agreements between the Company and its area developers and between the Company and Einstein Bros. The Company, its area developers, and Einstein Bros. may seek additional funds from public or private offerings of debt or equity securities. There can be no assurance that the Company, its area developers, or Einstein Bros. will be able to raise such funds on satisfactory terms when needed. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 8.

PART II - OTHER INFORMATION


Item 2.  Changes in Securities

     On May 14, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's common stock, $.01 par value, from 100,000,000 to 480,000,000.


Item 6.  Exhibits and Reports on Form 8-K

     A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

     B. Reports on Form 8-K: The Company filed one report on Form 8-K during the quarter ended April 21, 1996. Such Form 8-K reported item 5, and was dated and filed on April 10, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       BOSTON CHICKEN, INC.


Date: May 31, 1996                                     /s/ Scott A. Beck
                                                    ---------------------------
                                                           Scott A. Beck
                                                    Co-Chairman of the Board and
                                                       Chief Executive Officer


Date: May 31, 1996                                     /s/ Mark W. Stephens
                                                    ----------------------------
                                                           Mark W. Stephens
                                                        Vice Chairman and Chief
                                                           Financial Officer
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                                           Sequential
Exhibit                                                                                      Page
Number                                       Exhibits                                        Number*
- -------                                      --------                                      ----------
  3         Certificate of Amendment to Certificate of Incorporation dated May 14, 1996.

  4.1       Certificate of Amendment to Certificate of Incorporation dated May 14, 1996
            (included in Exhibit 3).

  4.2       Twelfth Amendment dated April 19, 1996 to Amended and Restated Credit
            Agreement dated as of May 18, 1994 (the "Credit Agreement"), among the
            Company, the Lenders named therein, and Bank of America Illinois, as Agent
            ("Twelfth Amendment to Credit Agreement").

  4.3       Thirteenth Amendment dated May 17, 1996 to Credit Agreement, including form of Subordination Agreement by the Company in favor of the Lenders named therein, and Bank of America Illinois, as agent ("Thirteenth Amendment").

 10.1       Twelfth and Thirteenth Amendments to Credit Agreement (included in
            Exhibits 4.1 and 4.2).

 10.2       Purchase and Supply Agreement (Amended and Restated as of April 1, 1996)
            between the Company and Hudson Foods, Inc. (incorporated by reference to
            Exhibit 10 to Form 10-Q for the quarter ended March 30, 1996 filed by Hudson
            Foods, Inc., Commission File No. 1-9050).

 10.3       Amended and Restated Loan Agreement dated May 17, 1996, by and between the
            Company and Einstein Bros. Bagels, Inc. (incorporated by reference to
            Exhibit 10.1 to Registration Statement on Form S-1 filed by Einstein Bros.
            Bagels, Inc. on May 30, 1996 (Registration No. 333-04725)).

 10.4       Form of Option Agreement between the Company and Mark W. Stephens dated as of April 23, 1996.

 10.5       Form of Option Agreement between the Company and Laurence M. Zwain dated as of April 23, 1996.

 11         Statement re Computation of Earnings Per Share.

 99.1       Form of Amended and Restated Agreements between the Company and BC Equity
            Funding, L.L.C.

 99.2       Press release issued by the Company on May 30, 1996.
- --------------

* This information appears only in the manually signed original of this Form 10-Q.