Form 10-Q/A
period 1996-04-21
BOSTON CHICKEN INC
filed 1996-06-26
CIK 894751

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 21, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                        COMMISSION FILE NUMBER 0-22802

                             BOSTON CHICKEN, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                        36-3904053
         (State or other jurisdiction of           (IRS Employer
          incorporation or organization )          Identification No.)


                           14103 Denver West Parkway
                                P.O. Box 4086
                            Golden, CO  80401-4086
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

                             Yes  X             No
                                 ___               ___

Number of shares of Common Stock, $.01 par value per share, outstanding as of May 21, 1996: 63,601,898.

                             BOSTON CHICKEN, INC.

                                     INDEX


PART I.   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K....................3

           Signature Page...............................................4

           Exhibit Index........................................Exhibit-1

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits:  This Form 10-Q is amended to include the following Exhibit:
         Exhibit 27 Financial Data Schedule.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BOSTON CHICKEN, INC.


Date:  June 25, 1996                        /s/ Scott A. Beck
                                         -----------------------
                                                Scott A. Beck
                           Co-Chairman of the Board and Chief Executive Officer


Date:  June 25, 1996
                                            /s/ Mark W. Stephens
                                         --------------------------
                                                Mark W. Stephens
                           Chief Financial Officer (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER             EXHIBITS
- --------------             --------

27                         Financial Data Schedule