Form 10-Q
period 1996-07-14
BOSTON CHICKEN INC
filed 1996-08-28
CIK 894751

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 14, 1996

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

Number of shares of Common Stock , $.01 par value per share, outstanding as of August 20, 1996: 63,950,292.

                              BOSTON CHICKEN, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                             Page No.

          Item 1.  Financial Statements

               Consolidated Balance Sheets as of December 31, 1995 and
               July 14, 1996.................................................................   2

               Consolidated Income Statements for the quarter and two quarters ended
               July 9, 1995 and July 14, 1996................................................   3

               Consolidated Statements of Cash Flows for the two
               quarters ended July 9, 1995 and July 14, 1996.................................   4

               Notes to Consolidated Financial Statements....................................   5

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................................  10


PART II.  OTHER INFORMATION

          Item 2.  Changes in Securities.....................................................  15

          Item 6.  Exhibits and Reports on Form 8-K..........................................  16

          Signature Page.....................................................................  17

          Exhibit Index...............................................................  Exhibit-1


                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                          December 31,      July 14,
                                              1995            1996
                                          ------------    -----------
                                                          (Unaudited)
ASSETS
- ------
Current Assets:
  Cash and cash equivalents............    $  310,436      $  110,932
  Accounts receivable, net.............        13,445          18,002
  Due from affiliates..................         9,614          13,741
  Notes receivable.....................         5,462               -
  Prepaid expenses and other current
   assets..............................         1,536           4,088
  Deferred income taxes................         3,322           3,720
                                           ----------      ----------
   Total current assets................       343,815         150,483

Property and Equipment, net............       258,550         354,429
Notes Receivable.......................       450,572         622,868
Deferred Financing Costs, net..........        15,745          19,027
Excess of Purchase Price Over Fair
 Value of Net Assets Acquired, net.....             -         171,605
Other Assets, net......................         5,195          53,002
                                           ----------      ----------
   Total assets........................    $1,073,877      $1,371,414
                                           ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
  Accounts payable.....................    $   12,292      $   16,472
  Accrued expenses.....................         9,095          18,892
  Deferred franchise revenue...........         8,945           9,842
                                           ----------      ----------
    Total current liabilities..........        30,332          45,206

Deferred Franchise Revenue.............         2,072           8,456
Revolving Credit Facility..............             -          42,650
Liquid Yield Option Notes..............       177,306         176,169
Convertible Subordinated Debt..........       129,872         129,862
Deferred Income Taxes..................        16,631          20,358
Other Noncurrent Liabilities...........           833           9,807
Minority Interest......................             -          33,185
Repurchase ENBC Common Stock and
  Series A Preferred Stock.............             -          20,360
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock --$.01 par value;
    20,000,000 shares authorized;
    no shares issued and outstanding...             -               -
  Common stock --$.01 par value;
    100,000,000 shares authorized;
    issued and outstanding:
    59,129,301 in 1995 and 63,902,895
    in 1996............................           591             639
  Additional paid-in capital...........       675,611         812,528
  Retained earnings....................        40,629          72,194
                                           ----------      ----------
                                              716,831         885,361
                                           ----------      ----------
    Total liabilities and
    stockholders' equity...............    $1,073,877      $1,371,414
                                           ==========      ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                                           Two
                                                               Quarter Ended          Quarters Ended
                                                          ---------------------   --------------------
                                                            July 9,    July 14,    July 9,    July 14,
                                                             1995       1996        1995        1996
                                                          ---------   ---------   --------   ---------
Revenue:
 Royalties and franchise-related fees...................    $21,808     $39,137    $46,597    $ 85,170
 Company-operated stores................................     12,992      25,424     28,310      26,738
                                                          ---------   ---------   --------   ---------
  Total revenue.........................................     34,800      64,561     74,907     111,908
Cost and Expenses:
 Cost of products sold..................................      4,811       9,468     10,601       9,948
 Salaries and benefits..................................      7,480       9,328     16,028      16,837
 General and administrative.............................      8,097      15,905     20,339      26,716
                                                          ---------   ---------   --------   ---------
  Total cost and expenses...............................     20,388      34,701     46,968      53,501
                                                          ---------   ---------   --------   ---------
Income from Operations..................................     14,412      29,860     27,939      58,407
Other Expense:
 Interest expense, net..................................     (2,440)     (3,435)    (4,497)     (6,335)
 Other income, net......................................          6         203         34         312
                                                          ---------   ---------   --------   ---------
  Total other expense...................................     (2,434)     (3,232)    (4,463)     (6,023)
                                                          ---------   ---------   --------   ---------
Income Before Income Taxes and Minority Interest........     11,978      26,628     23,476      52,384
Income Taxes............................................      4,558       9,691      8,940      19,798
Minority Interest in Earnings of Subsidiary.............          -      (1,021)         -      (1,021)
                                                          ---------   ---------   --------   ---------
Net Income..............................................    $ 7,420     $15,916    $14,536    $ 31,565
                                                          =========   =========   ========   =========
Net Income Per Common and
 Equivalent Share.......................................      $0.15       $0.24      $0.30       $0.48
                                                          =========   =========   ========   =========
Weighted Average Number of Common
 and Equivalent Shares Outstanding......................     50,033      67,131     49,189      65,523
                                                          =========   =========   ========   =========



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                              Two Quarters Ended
                                                                                            -----------------------
                                                                                               July 9,     July 14,
                                                                                                1995         1996
                                                                                            -----------   ---------
Cash Flows from Operating Activities:
Net income.............................................................................       $  14,536   $  31,565
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization........................................................           5,441       9,234
  Interest on liquid yield option notes................................................           1,470       7,338
  Deferred income taxes................................................................           7,198       3,329
  Minority interest....................................................................               -       1,021
  Loss (gain) on disposal of assets....................................................             106        (160)
  Changes in assets and liabilities, excluding effects
    from acquisitions:
     Accounts receivable and due from affiliates.......................................            (845)     (6,291)
     Accounts payable and accrued expenses.............................................          (3,049)      2,482
     Deferred franchise revenue........................................................            (482)      3,076
     Other assets and liabilities......................................................          (1,133)     (2,795)
                                                                                            -----------   ---------
      Net cash provided by operating activities........................................          23,242      48,799
                                                                                            -----------   ---------
Cash Flows from Investing Activities:
  Purchase of property and equipment...................................................         (71,747)    (68,468)
  Proceeds from the sale of assets.....................................................          25,368      44,099
  Increase in deferred financing costs and other assets................................          (6,669)     (7,886)
  Issuance of notes receivable.........................................................        (212,942)   (722,097)
  Repayments of notes receivable.......................................................         100,033     433,334
                                                                                            -----------   ---------
      Net cash used in investing activities............................................        (165,957)   (321,018)
                                                                                            -----------   ---------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock...............................................          19,472     102,494
  Proceeds from issuance of subsidiary's common stock..................................               -       1,577
  Proceeds from issuance of liquid yield option notes..................................         172,464           -
  Repayment of long-term debt..........................................................               -     (29,006)
  Proceeds from revolving credit facility..............................................         140,015           -
  Repayments of  revolving credit facilities...........................................        (140,015)     (2,350)
                                                                                            -----------   ---------
      Net cash provided by financing activities........................................         191,936      72,715
                                                                                            -----------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents...................................          49,221    (199,504)
Cash and Cash Equivalents, beginning of period.........................................          25,304     310,436
                                                                                            -----------   ---------
Cash and Cash Equivalents, end of period...............................................       $  74,525   $ 110,932
                                                                                            ===========   =========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by Boston Chicken, Inc. (the "Company") and are unaudited except for the consolidated balance sheet at December 31, 1995. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of July 14, 1996 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1995. The consolidated results of operations for the quarter and two quarters ended July 14, 1996 are not necessarily indicative of the results expected for the full year.

2.   ACQUISITIONS

     During the quarter ended July 14, 1996, the Company converted its $120.0 million loan into common stock in Einstein/Noah Bagel Corp. ("ENBC") and currently owns approximately a 60% interest in ENBC. The Company also paid $21.6 million in common stock and notes to acquire the equity interests of certain investors in Mid-Atlantic Restaurant Systems, L.P. ("Mid-Atlantic"), its Boston Market area developer in Philadelphia. As part of this transaction, the Company assumed $38.5 million in liabilities owed to third parties, including funded debt of $27.0 million. The transaction resulted in the Company obtaining a 93% equity interest in Mid-Atlantic. The ENBC and Mid-Atlantic transactions have been accounted for as purchases, and, accordingly, the purchase prices were allocated to assets and liabilities based upon an evaluation of their fair values at the date of the transactions, resulting in goodwill of $177.8 million which is being amortized over a 35-year life. The Company will evaluate possible revisions to the goodwill balance or useful life based upon future events and circumstances. Such events and circumstances could include, but are not limited to, a change in business strategy or change in current and long-term projected operating performance. If factors indicate that the assets should be evaluated for possible impairment, the Company will use an estimate of such assets' undiscounted projected cash flows in measuring whether the assets are impaired. In such circumstances, the excess of the net carrying value of the assets over their fair value would be deemed impaired, and consequently, charged to earnings.

     The following represents the unaudited pro forma results of operations through July 14, 1996, as if the ENBC and Mid-Atlantic transactions had occurred at the beginning of the Company's fiscal year (in thousands of dollars, except per share data):


               Revenue..................         $163,964
               Net income...............           19,733
               Net income per share.....         $   0.30

     This pro forma information is not indicative of the results of operations that actually would have been obtained if the transactions had occurred at the beginning of the Company's fiscal year. The pro forma information is not intended to be a projection of future results.

3.   AREA DEVELOPER FINANCING

    The Company currently offers secured debt financing to certain Boston
Market area developers to partially finance store development and working capital needs. Only developers which are developing a significant portion of an area of dominant influence or metropolitan area of a major city and which meet all of the Company's requirements are eligible for such financing. Area developer financing generally requires the developer to expend at least 75% of its contributed capital prior to drawing on its revolving loan, with advances permitted during a two- or three-year draw period (or additional draw period in the event of a loan amendment) in a pre-determined maximum amount, equal to two to four times the amount of the area developer's contributed capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable over four to five years in periodic installments, sometimes with a final balloon payment. The Company may extend the draw and repayment periods, subject to the area developer purchasing additional development rights, contributing additional capital, or in connection with other amendments to the loan agreement. Interest is set at 1% over the applicable reference rate of Bank of America Illinois as established from time to time and is payable each period. The loan is secured by a pledge of substantially all of the assets of the area developer and generally by a pledge of the equity interests of the owners of the developer.

     ENBC offers secured debt financing to its area developers to partially finance store development and working capital needs on terms which are similar to those offered by the Company to Boston Market area developers.

     (A)  LOAN CONVERSION OPTION

     The Company may convert all or any convertible portion of the loan amount after a moratorium period (generally two years from execution or subsequent amendment of the loan) and generally after the area developer has completed not less than 80% of its area development commitment (or in the event of certain defaults) and generally up to the later of full repayment of the loan or a specified date in the agreement, into equity in the area developer at the conversion price set forth in the loan agreement, generally at a 12% to 15% premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. The maximum loan amount is established to give the Company majority ownership of the developer upon conversion provided the Company exercises its right to participate in any intervening financing of the developer. In some instances, a portion of the loan may be non-convertible. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire, at the loan conversion price, the amount of additional equity it could have acquired by conversion of the loan, had the loan been fully drawn.

     ENBC's loan agreements with its area developers contain conversion and option features similar to those provided by the Company to Boston Market area developers.

     There can be no assurance that the Company or ENBC will exercise future rights to convert into or acquire an equity interest in any area developer to which they provide financing or that such exercise or acquisition would result in a majority interest in the area developer.

     (B)  COMMITMENTS TO EXTEND AREA DEVELOPER FINANCING

     The following table summarizes credit commitments and outstanding balances set forth on the Company's balance sheets for area developer financing of Boston Market area developers as of both December 31, 1995 and July 14, 1996 and ENBC area developers as of July 14, 1996 (in thousands of dollars, except number of area developers):

                                                          Dec. 31,    July 14,
                                                           1995        1996
                                                         ---------   -----------
                                                                    (Unaudited)
Number of area developers receiving financing.......            17           23
Loan commitments...................................      $ 614,094    $ 872,523
Unused revolving loan...............................      (202,676)    (258,190)
                                                         ---------    ---------
Loans outstanding (included in Notes Receivable)....     $ 411,418    $ 614,333
                                                         =========    =========

  (C)  CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

  The allowance for Boston Market and ENBC loan losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of use of loan proceeds, adherence to store development schedules, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors which management deems relevant at the time.
Based upon this review and analysis, no allowance for loan losses was required as of December 31, 1995 and July 14, 1996.

  The following table sets forth certain aggregate financial information as of the dates indicated provided by Boston Market and ENBC financed area developers (excluding Mid-Atlantic, which is now consolidated in the Company's financial statements) to which the Company and ENBC currently have outstanding loans, even though such loans made by ENBC predate its consolidation in the Company's financial statements (in thousands, except number of financed area developers and store data):

                                                                   December 26,       December 25,       December 31,
                                                                       1993               1994               1995
                                                                   ------------       ------------       ------------
Total number of financed area developers......................          5                  12                 18

Total number of financed area developer stores open...........          78                274                 649

Total gross assets............................................       $71,880           $237,833            $531,153

Total debt:

   To the Company or ENBC.....................................        43,794            163,971             379,556

   To third parties (including capital lease obligations).....          -                3,068              14,606

Total stockholder/partner/member equity (deficit).............        10,006             7,448              (6,083)

4.  DEBT

  The Company and ENBC each have a revolving bank credit facility. The Company's facility provides for borrowings of up to $74.5 million through June 30, 1997 and ENBC's facility provides for borrowings up to $45.0 million through April 30, 1998. Borrowings under the Company's facility may be either floating rate loans with interest at the bank's reference rate or eurodollar rate loans plus an applicable margin. Borrowings under ENBC's facility may be either floating rate loans with interest at the bank's reference rate plus 1.0% (subsequently reduced to .5% in August 1996) or eurodollar rate loans plus an applicable margin. In addition, a commitment fee applicable to each facility equal to .25% of the average daily unused portion of the loan is required. The agreements contain covenants, among others, restricting other borrowings, prohibiting cash dividends, and requiring the maintenance of interest coverage and cash flow ratios, minimum capital levels, and specified levels of store sales. ENBC's facility is collateralized by substantially all of its assets.
As of July 14, 1996, no amount was outstanding under the Company's facility and $42.7 million was outstanding under ENBC's facility.

5.  STOCK OPTIONS

 The Company accounts for its employee stock options in accordance with APB No. 25.

6.  STOCKHOLDERS' EQUITY

  In connection with certain acquisitions in 1995, ENBC issued 1,721,250 shares of its common stock and 6,250 shares of Series A preferred stock and granted the holders of these shares the right to require ENBC to repurchase the shares under certain circumstances, including the failure to complete an initial public offering of its common stock. In August 1996, ENBC completed an initial public offering and other financings which in the aggregate raised net proceeds of $86.0 million, including an investment by the Company of $31.6 million. Subsequent to the completion of these financings, the holder of the Series A preferred stock converted its interest into 459,559 shares of ENBC common stock and all of ENBC's repurchase obligations with respect to the Series A preferred stock and the common stock expired.

7.  ROYALTIES AND FRANCHISE-RELATED FEES

  Royalties and franchise-related fees for the Company and ENBC (from the date of conversion of its loan into ENBC common stock) are comprised of the following (in thousands of dollars):


                                                Quarter Ended             Two Quarters Ended
                                            --------------------------------------------------------
                                            July 9, 1995  July 14, 1996  July 9, 1995  July 14, 1996
                                            ------------  -------------  ------------  -------------

Royalties..........................           $ 7,474       $11,584       $15,409       $26,360
Initial franchise and area
  developer fees...................             2,686         4,585         6,066         7,277
Interest income....................             6,446        13,910        13,366        31,897
Real estate and related
  services income..................             3,689         5,333         7,986        13,301
Software fees......................             1,484         3,725         3,741         6,335
Other..............................                29             -            29             -
                                              -------       -------       -------       -------
                                              $21,808       $39,137       $46,597       $85,170
                                              =======       =======       =======       =======

8.  COMMITMENTS

  Through July 14, 1996, ten Boston Market area developers sold to BC Equity Funding, L.L.C. an aggregate of $54.0 million of 10% cumulative preferred equity, redeemable at any time by the area developers at a premium initially equal to 10% of the initial issue price, to be increased 2% each year up to a maximum of 20% of the initial issue price plus accrued dividends (the "Redemption Price"). The Company has agreed that in the event its conversion and option rights under its secured loan agreement with the area developers have expired unexercised (see Note 3) and the Company does not consent to an initial public offering of the area developer, the Company will purchase the preferred equity from the holders at the Redemption Price.

  In December 1995, Bagel Store Development Funding, L.L.C. ("Bagel Funding") was formed to invest in existing and proposed area developers of ENBC. Through July 14, 1996, Bagel Funding had raised $90.0 million (including an aggregate of $45.0 million in subscriptions receivable) and had invested a total of $40.4 million in such area developers. ENBC is obligated to purchase Bagel Funding's equity interest in an area developer at a formula price in the event that the area developer fails to fulfill its obligation to redeem such interests at such price in any one of the following circumstances: (i) ENBC converts into or otherwise acquires a majority interest in the area developer; (ii) ENBC does not consent to the area developer undertaking an initial public offering after ENBC's conversion and/or option rights under its loan agreement with the area developer have expired unexercised; or (iii) ENBC does not consent to the termination of the area developer's area development and franchise agreements with ENBC after ENBC's conversion and/or option rights under its loan agreement with the area developer have expired unexercised.

9.  CONTINGENCIES

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  CERTAIN STATEMENTS IN THIS FORM 10-Q UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF BOSTON CHICKEN, INC. (THE "COMPANY"), EINSTEIN/NOAH BAGEL CORP. ("ENBC"), THEIR AREA DEVELOPERS AND FRANCHISEES, BOSTON MARKET(R) STORES, EINSTEIN BROS. BAGEL STORES AND NOAH'S NEW YORK BAGEL STORES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES; AREA DEVELOPERS' ADHERENCE TO DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; EXPANSION OF THE HOLIDAY HOME MEAL REPLACEMENT BUSINESS; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q OR IN THE COMPANY'S FORM 10-K FOR ITS 1995 FISCAL YEAR. THE SUCCESS OF THE COMPANY AND ENBC IS DEPENDENT ON THEIR RESPECTIVE AREA DEVELOPERS AND FRANCHISEES AND THE MANNER IN WHICH THEY OPERATE AND DEVELOP BOSTON MARKET STORES AND EINSTEIN BROS. BAGELS AND NOAH'S NEW YORK BAGEL STORES.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
- -------

  During the quarter ended July 14, 1996, the Company converted its loan to Einstein/Noah Bagel Corp. ("ENBC") into common stock (and currently owns approximately a 60% equity interest) and acquired a 93% interest in Mid-Atlantic Restaurant Systems L.P. ("Mid-Atlantic"), its Boston Market area developer in the Philadelphia area. As a result of such conversion of ENBC, the revenue previously generated from ENBC by the Company as a lender and service provider has been eliminated in consolidation and replaced with revenue (and operating expenses) from ENBC franchise operations as well as from ENBC company-operated stores. As a result of such acquisition of Mid-Atlantic, the revenue previously generated from Mid-Atlantic by the Company as a franchisor, lender and service provider has been eliminated in consolidation and replaced with revenue (and operating expenses) from owning Company-operated stores. The foregoing results are adjusted in the "minority interest" line item to reflect the minority interest not owned by the Company. As a result of these transactions, the operating results for the period are not readily comparable to those for the quarter ended July 9, 1995.

  As a result of the Mid-Atlantic transaction, the Company owns 78 Boston Market stores in the Philadelphia market. The following table sets forth store performance data for these 78 stores:

                                              Quarter Ended
                                              July 14, 1996
                                          ----------------------
                                          (dollars in thousands)
    Net sales........................     $21,370.3       100.0%
    Food and paper costs.............       8,027.5        37.6%
    Salaries and benefits............       5,560.8        26.0%
    Operating expenses...............       1,507.3         7.1%
    Occupancy and advertising costs..       2,282.7        10.6%
                                          ---------       -----
    Store cash flow..................     $ 3,992.0        18.7%
                                          =========       =====

RESULTS OF  OPERATIONS
- ----------------------

STORE ACTIVITY

  The results of operations are significantly impacted by the number of stores opened during the quarter. The following table sets forth store activity for the Company and ENBC for the period indicated.

                     Quarter Ended July 14, 1996
                   ----------------------------------
                   Beginning  Stores  Stores   Ending
                    Stores    Opened  Closed   Stores
                   ---------  ------  ------   ------

Boston Market          894      65      (2)      957
ENBC                   138      51      (1)      188

REVENUE

  Total revenue increased 86% for the quarter ended July 14, 1996 over the prior comparable quarter. For the two quarters ended July 14, 1996, total revenue increased 49% over the prior comparable quarters. Royalties and franchise-related fees increased 79% for the quarter ended July 14, 1996 and increased 83% for the two quarters ended July 14, 1996. The increases in royalties and franchise-related fees were primarily attributable to higher interest income from loans to Boston Market area developers, higher royalties due to higher systemwide store revenue in the Boston Market system and the inclusion of ENBC'S royalties and franchise-related fees from the date of conversion of the Company's loan into ENBC common stock. The increases in interest income were due to higher outstanding loan balances associated primarily with the increases in stores opened by Boston Market area developers. Higher royalties were driven by an increase in systemwide store revenue which increased to $260.5 million in the quarter ended July 14, 1996, up 52% from $171.4 million for the prior comparable quarter, and increased to $572.3 million in the two quarters ended July 14, 1996, up 60%, from $358.8 million for the prior comparable period. The increase in systemwide store revenue was due primarily to an increase in the number of Boston Market stores open and higher WPSAs for the Boston Market system, which increased 7.2% to $23,826 for the quarter ended July 14, 1996, from $22,227 in the prior comparable quarter. WPSA increased 8.1% to $23,179 for the two quarters ended July 14, 1996, from $21,433 in the prior comparable period. WPSA represents the weekly per store average gross revenue for all stores in the Boston Market system based upon the actual number of days the stores are open in the reporting period.

  Revenue from Company-operated stores is significantly affected by the average number of Company stores in the periods being compared. The average number of Boston Market Company stores for the second quarter of 1996 was 79 compared to 39 for the second quarter of 1995. The average number of Boston Market Company stores for the two quarters ended July 14, 1996 was 36 compared to 43 in the comparable 1995 period. This change in average number is attributable to the timing of store sales to area developers in 1995 and the acquisition of 78 Mid-Atlantic stores in 1996. Revenue from Company-operated stores increased 96% for the second quarter of 1996 compared with the comparable quarter last year and decreased 6% for the two quarters ended July 14, 1996 compared with the prior comparable period. The increase for the quarter was due to a combination of a higher average number of Company-operated Boston Market stores and the inclusion of ENBC stores from the date of conversion of the Company's loan into ENBC common stock. The decrease for the two quarters ended July 14, 1996 was due to a lower average number of Company-operated Boston Market stores partially offset by the inclusion of ENBC-operated stores from the date of the conversion of the Company's loan into ENBC common stock.

COST OF PRODUCTS SOLD

  As a result of the higher average number of Company-operated stores operating in the quarter ended July 14, 1996, cost of products sold increased 97% compared with the prior comparable quarter. Cost of products sold decreased 6% for the two quarters ended July 14, 1996, compared with the comparable period last year. The decrease in cost of products sold over the prior two quarters was attributable to a lower average number of stores operating in the two quarters ended July 14, 1996 compared to the prior comparable period.

SALARIES AND BENEFITS

     As a result of the higher average number of Company-operated stores operating in the quarter ended July 14, 1996, salaries and benefits increased 25% compared with the prior comparable quarter. The increase for the second quarter of 1996 was also due to an increased number of employees at the Company's support center and the inclusion of ENBC employees from the date of conversion. Salaries and benefits increased 5% for the two quarters ended July 14, 1996 compared with the comparable period last year. The increase in salaries and benefits for the two quarters ended July 14, 1996 was due to an increased number of employees at the Company's support center and the inclusion of ENBC employees for a portion of the second quarter.


GENERAL AND ADMINISTRATIVE

     As a result of the higher average number of Company-operated stores operating in the quarter ended July 14, 1996, general and administrative expenses increased 96% compared with the prior comparable quarter. The increase for the second quarter was also due to an increased number of employees at the Company's support center and the inclusion of ENBC general and administrative expenses from the date of conversion. General and administrative expenses increased 31% for the two quarters ended July 14, 1996 compared with the comparable period last year. The increase in general and administrative expenses for the two quarters ended July 14, 1996 was due to an increase in the number of employees at the Company's support center and the inclusion of ENBC general and administrative expenses for a portion of the second quarter. Included in general and administrative expenses were depreciation and amortization charges of $5.1 million for the second quarter of 1996 compared with $2.7 million in the second quarter of 1995. Depreciation and amortization charges were $9.3 million for the two quarters ended July 14, 1996, compared with $5.4 million for the comparable period last year. The increases in depreciation and amortization expense were primarily attributable to the goodwill associated with the acquisition of the interest in Mid-Atlantic and the conversion of the ENBC loan and a higher fixed asset base reflecting the Company's and ENBC's investment in support center infrastructure.


OTHER EXPENSE

     The Company incurred other expense of $3.2 million in the second quarter of 1996 compared with other expense of $2.4 million in the comparable quarter of 1995. The Company incurred other expense of $6.0 million for the two quarters ended July 14, 1996 compared with other expense of $4.5 million for the comparable period last year. These increases reflects higher net interest expense, primarily attributable to the Liquid Yield Option Notes which were not outstanding during the first quarter of 1995.


INCOME TAXES

     The provision for income taxes for 1996 is based upon the Company's and ENBC's anticipated tax rates.


MINORITY INTEREST

     The minority interest in the earnings of subsidiary of $1.0 million for the quarter and two quarters ended July 14, 1996, represents the minority ownership interest in the earnings of ENBC.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. The Company's and ENBC's primary capital requirements relate to establishing brand awareness and leadership by providing partial financing to area developers for their use in rapid store development and to finance their working capital needs. As of July 14, 1996, the Company had secured loan commitments to its current Boston Market financed area developers (excluding Mid-Atlantic, which is now consolidated in the Company's financial statements) aggregating approximately $710.0 million, of which approximately $555.0 million had been advanced. As of July 14, 1996, ENBC had secured loan commitments to its current area developers aggregating approximately $162.5 million of which approximately $59.3 million had been advanced.

     As a result of executing the rapid expansion strategy required by the Company, Boston Market area developers have incurred net losses in each of the last three years. The losses incurred over this three year period, aggregating $149.1 million in 1995, $47.0 million in 1994, and $9.8 million in 1993, include
(a) depreciation and amortization charges of approximately $49 million, (b) approximately $86 million attributable to development overhead, scale inefficiencies in operating overhead, and other start-up costs which the Company believes are necessary to establish the Boston Market brand in new territories and open stores at a rate sufficient to gain a competitive advantage over similar concepts, and (c) royalties, interest, and other franchise-related fees that would no longer be incurred in the event the Company were to acquire, or convert its convertible secured loans, to such financed area developers. As a result of the foregoing factors, as well as ongoing improvements to store operating performance, the Company does not consider these start-up losses to be a meaningful financial measure during this rapid expansion phase (i.e. that period during which new stores constitute a significant percentage of stores open in an area of dominant influence). The Company believes the rapid expansion phase for most of its developers should last approximately four to five years from the time significant development commences in such area developer's area of dominant influence. As the rapid expansion phase ends, the size of the area developer's store base should enable the developer to gradually reduce and eventually recover such start-up losses. The reduction in and recovery of losses is expected to be driven primarily by lower development overhead, increased operational and advertising efficiencies, greater economies of scale, and further increases in store revenue through continued product and service enhancements. The point at which losses may be recovered will vary by area developer depending primarily upon the size and timing of the area developer's store development schedule, the achievement of advertising efficiency, the level of interest charges, the intensity of regional competition, and the quality of management, however, there can be no assurance that such losses will be recovered. Because the financed area developers are generally two to three years into significant store development in their respective areas of dominant influence, the Company believes substantially all of its financed area developers will remain in the rapid expansion phase during 1996 in most of their areas of dominant influence and the Company, accordingly, anticipates that such financed area developers will continue to incur start-up losses in 1996. Subsequent to the completion of the rapid expansion phase, the Company expects area developer profitability to be a more meaningful factor in assessing loan recoverability and any future loan commitments. Although the Company believes its current financed area developers will achieve such profitability, in the event the foregoing strategy does not come to fruition or an area developer otherwise fails to achieve a sufficient level of profitability subsequent to its rapid expansion phase, such event could have a material adverse impact on the Company's financial position and results of operations. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 10.

     As a result of ENBC's area developers pursuing a similar rapid expansion strategy, the Company believes such area developers will also incur net losses during their rapid expansion phase. The Company also believes however, that the foregoing factors applicable to start-up losses and recovery will also apply to these area developers. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 10.

     Pursuant to the terms of the loan agreement with its area developers, the Company may convert all or any portion of the convertible loan amount into equity of the area developer after a moratorium period, provided generally the area developer has completed not less than 80% of its area development commitment or in the event of certain defaults. Any determination to convert any area developer loan or otherwise acquire an equity interest would involve a variety of economic and operational considerations, including the projected financial impact of converting the loan, the status of the area developer's market penetration, the performance of the area developer's stores, the Company's desire to own such stores and the willingness of the Company to incur the risk of owning stores versus receiving income as a franchisor, lender and service provider, the Company's ability to manage such stores if necessary, the future capital requirements of the area developer and its ability to raise such capital, and the demand on Company resources. In addition, any loan conversion or other acquisition of an equity interest in an area developer by the Company would not be indicative of whether the Company intended to, or would, convert or otherwise acquire an equity interest in any other area developer. Upon conversion, the Company would typically become majority equity owner of the area developer, resulting in the Company consolidating the area developer's operations in its financial statements. Consequently, the franchise and related fees earned by the Company (including interest, royalties, real estate related, software, and other fees) from such an area developer would be eliminated in consolidation. The operating results of the area developer (primarily store revenue, less expenses) would be included in the Company's financial results. Such results would be adjusted for any remaining minority interest in such area developer not acquired by the Company.

  Capital Resources. For the two quarters ended July 14, 1996, the Company generated approximately $48.8 million of cash from operating activities and $104.1 million from the issuance of shares of common stock. As of July 14, 1996, the Company had $110.9 million available in cash and cash equivalents and $76.8 million available under its revolving credit facilities. In August 1996, ENBC completed an initial public offering and other financings which in the aggregate raised net proceeds of $86.0 million, including an investment by the Company of $31.6 million. Of such net proceeds, approximately $45.0 million was used to repay the balance outstanding under its bank revolving credit facility.

  The Company anticipates that it, ENBC, and their respective area developers will have need for additional financing dependent primarily on the number of stores opened, the cost of such stores, and store operating results. The Company's capital requirements depend primarily on the amount and timing of borrowings under the loan agreements between the Company and its area developers and the Company and ENBC. The Company, ENBC, and its area developers, may seek additional funds from public or private offerings of debt or equity securities. There can be no assurance that the Company, ENBC, or their area developers will be able to raise such funds on satisfactory terms when needed. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 10.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

   On May 14, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's common stock, $.01 par value ("Common Stock") from 100,000,000 to 480,000,000.

Item 4.  Submission of Matters to a Vote of Security Holders

   The Company's annual meeting was held on May 14, 1996. Each of the Company's current directors was re-elected. The votes cast for and withheld from each such director were as follows:

   Director                           For                  Withheld
   --------                           ---                  --------
   Scott A. Beck                   55,195,499               207,114
   Dean L. Buntrock                55,195,238               207,375
   Arnold C. Greenberg             55,198,881               203,732
   J. Bruce Harreld                55,196,398               206,215
   M Howard Jacobsen               55,199,789               202,824
   Saad J. Nadhir                  55,195,270               207,343
   Peer Pedersen                   55,194,803               207,810
   Jeffry J. Shearer               55,195,930               206,683
   Mark W. Stephens                55,196,242               206,371

   Also at the annual meeting, proposals to (i) amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 100,000,000 to 480,000,000 (ii) approve the Company's 1995 Employee Stock Option Plan and (iii) approve an amendment to the Company's Amended and Restated 1991 Stock Option Plan for Non-Employee Directors, were each approved. The votes cast for and against these proposals, and the number of abstentions and broker non-votes with respect to each of these proposals, were as follows:

                   Amendment of Certificate of Incorporation
                   -----------------------------------------

     For            Against            Abstentions            Broker Non-Votes
     ---            -------            -----------            ----------------

  49,796,737       5,403,569              57,334                   144,973

                  Approval of 1995 Employee Stock Option Plan
                  -------------------------------------------

     For            Against            Abstentions            Broker Non-Votes
     ---            -------            -----------            ----------------

  44,991,295       8,462,152             115,827                 1,833,339

         Amendment of 1991 Stock Option Plan for Non-Employee Directors
         --------------------------------------------------------------

     For            Against            Abstentions            Broker Non-Votes
     ---            -------            -----------            ----------------

  46,607,532       6,806,797             154,945                 1,833,339

Item 6.  Exhibits and Reports on Form 8-K

     A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

     B. Reports on Form 8-K: The Company filed one report on Form 8-K during the quarter ended July 14, 1996, which report was dated June 17, 1996. Such report on Form 8-K reported under Item 2 (Acquisition or Disposition of Assets) the conversion by the Company of its convertible secured loan to Einstein/Noah Bagel Corp. ("ENBC") into 15,307,421 shares of common stock of ENBC, constituting a majority equity interest in ENBC, and included under Item 7 (Exhibits) excerpts from ENBC's Registration Statement on Form S-1 (Registration No. 333-04725) and the Amended Restated Loan Agreement between the Company and ENBC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BOSTON CHICKEN, INC.


Date:     August 28, 1996                       /s/ Scott A. Beck
                                   --------------------------------------------
                                                  Scott A. Beck
                                   Co-Chairman of the Board and Chief Executive
                                                     Officer


Date:     August 28, 1996                      /s/ Mark W. Stephens
                                   --------------------------------------------
                                                 Mark W. Stephens
                                        Vice Chairman and Chief Financial
                                      Officer (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
- -------
NUMBER                             EXHIBITS
- ------                             --------

  10.1      First Amendment to the Amended and Restated Loan
            Agreement between the Company and Einstein/Noah
            Bagel Corp. ("ENBC") dated July 19, 1996 (Incorporated by reference to Exhibit 10.1(b) to the Registration
            Statement on Form S-1 of ENBC (Registration No.
            333-04725)).

  10.2 First Amendment to Secured Demand Note of ENBC payable to Boston Chicken (Incorporated by reference to Exhibit 10.3(b) to the Registration Statement on Form S-1 of ENBC (Registration No. 333-04725)).

  10.3 Concurrent Private Placement Agreement and Registration Agreement dated August 1, 1996 between the Company and ENBC.

  10.4      Option Agreement between the Company and Mark W.
            Stephens dated as of April 23, 1996.

  10.5      Option Agreement between the Company and Laurence M.
            Zwain dated as of April 23, 1996.

  10.6      Option Agreement between the Company and Mark R.
            Goldston dated as of April 23, 1996.

  10.7 Credit Agreement dated as of May 17, 1996 among ENBC, the Lenders named therein, and Bank of America Illinois, as Agent (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of ENBC
            (Registration No. 333-04725)).

  10.8(a) Amended and Restated Accounting and Administration Services Agreement dated as of May 28, 1996 between the Company and ENBC (Incorporated by reference to Exhibit 10.12(a) to the Registration Statement on Form S-1 of ENBC (Registration No. 333-04725)).

  10.8(b) First Amendment to Amended and Restated Accounting and Administration Services Agreement dated as of June 17, 1996 between the Company and ENBC (Incorporated by reference to Exhibit 10.12(b) to the Registration Statement on Form S-1 of ENBC (Registration No. 333-04725)).

  10.9(a) First Amendment to Financial Services Agreement dated as of March 7, 1996 between the Company and ENBC
            (Incorporated by reference to Exhibit 10.13(b) to the Registration Statement on Form S-1 of ENBC
            (Registration No. 333-04725)).

  EXHIBIT
  -------
  NUMBER                           EXHIBITS
  ------                           --------

  10.9(b)   Financial Services Termination Agreement dated as of
            May 28, 1996 between the Company and ENBC (Incorporated by reference to Exhibit 10.13(c) to the Registration
            Statement on Form S-1 of ENBC (Registration No.
            333-04725)).

  10.10(a) Amended and Restated Real Estate Services Agreement dated as of May 28, 1996 between the Company and ENBC
            (Incorporated by reference to Exhibit 10.14(a) to the Registration Statement on Form S-1 of ENBC
            (Registration No. 333-04725)).

  10.10(b)  Amended and Restated Real Estate Service Termination
            Agreement dated as of June 17, 1996 between the Company and ENBC (Incorporated by reference to Exhibit 10.14(b) to the Registration Statement on Form S-1 of
            ENBC (Registration No. 333-04725)).

  10.11(a) Amended and Restated Computer and Communications Systems Services Agreement dated as of June 17, 1996 between the Company and ENBC (Incorporated by reference to Exhibit 10.15(a) to the Registration Statement on Form S-1 of ENBC (Registration No. 333-04725)).

  10.11(b) First Amendment to the Amended and Restated Computer Communications Systems Services Agreement dated as of June 17, 1996 between the Company and ENBC (Incorporated by reference to Exhibit 10.15(b) to the Registration Statement on Form S-1 of ENBC (Registration No. 333-04725)).

  10.12 Project and Approved Supplier Agreement among Harlan Bagel Supply Company, Harlan Bakeries, Inc. and ENBC (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 of ENBC (Registration No. 333-04725)).

  11        Statement re Computation of Earnings Per Share.

  27        Financial Data Schedule.

  99.1 Form of Agreement between ENBC and Bagel Funding, L.L.C. relating to ENBC's purchase of Bagel Funding's interest in area developers (Incorporated by reference to Exhibit 10.30 to the Registration
            Statement on Form S-1 of ENBC (Registration No.
            333-04725)).

In the case of incorporation by reference to documents filed by ENBC, ENBC's file number under that Act is 0-21097.