Form 10-Q
period 1996-10-06
BOSTON CHICKEN INC
filed 1996-11-20
CIK 894751

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 6, 1996

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

Number of shares of Common Stock, $.01 par value per share, outstanding as of November 11, 1996: 64,061,569.

                              BOSTON CHICKEN, INC.

                                     INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

               Consolidated Balance Sheets as of December 31, 1995 and
               October 6, 1996........................................         2

               Consolidated Income Statements for the quarter and
               three quarters ended October 1, 1995 and
               October 6, 1996........................................         3

               Consolidated Statements of Cash Flows for the three
               quarters ended October 1, 1995 and October 6, 1996.....         4

               Notes to Consolidated Financial Statements.............         5

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............        10

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K...................        15

          Signature Page..............................................        16

          Exhibit Index............................................... Exhibit-1

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                          December 31,  October 6,
                                              1995         1996
                                          ------------  -----------
                                                        (Unaudited)
ASSETS
------
Current Assets:
  Cash and cash equivalents.............    $  310,436  $   59,358
  Accounts receivable, net..............        13,445      18,907
  Due from affiliates...................         9,614      10,462
  Notes receivable......................         5,462           -
  Prepaid expenses and other current             1,536       2,680
    assets..............................
  Deferred income taxes.................         3,322       8,534
                                            ----------  -----------
    Total current assets................       343,815      99,941

Property and Equipment, net.............       258,550     358,567
Notes Receivable........................       450,572     710,111
Deferred Financing Costs, net...........        15,745      20,504
Excess of Purchase Price Over Fair
  Value of Net Assets Acquired, net.....             -     180,468
Other Assets, net.......................         5,195      53,179
                                            ----------  -----------
    Total assets........................    $1,073,877  $1,422,770
                                            ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable......................    $   12,292  $   10,218
  Accrued expenses......................         9,095      28,584
  Deferred franchise revenue............         8,945      11,290
                                            ----------  -----------
    Total current liabilities...........        30,332      50,092

Deferred Franchise Revenue..............         2,072       7,608
Revolving Credit Facility...............             -       1,200
Liquid Yield Option Notes...............       177,306     179,373
Convertible Subordinated Debt...........       129,872     129,862
Deferred Income Taxes...................        16,631      35,958
Other Noncurrent Liabilities............           833       7,258
Minority Interest.......................             -      99,090
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock --$.01 par value;
   authorized 20,000,000 shares; no
   shares issued and outstanding.......              -           -
  Common stock --$.01 par value;
    authorized 100,000,000 shares;
    issued and outstanding:
    59,129,301 in 1995 and 63,902,895
    in 1996.............................           591         640
   Additional paid-in capital...........       675,611     822,195
   Retained earnings....................        40,629      89,494
                                            ----------  -----------
                                               716,831     912,329
                                            ----------  -----------
      Total liabilities and
       stockholders' equity.............    $1,073,877  $1,422,770
                                            ==========  ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                           Three
                                                             Quarter Ended             Quarters Ended
                                                      -------------------------   -----------------------
                                                        October 1,   October 6,   October 1,   October 6,
                                                           1995         1996         1995         1996
                                                      ------------   ----------   ----------   ----------
Revenue:
 Royalties and franchise-related fees..............   $     26,566   $   45,646   $   73,163   $  130,816
 Company-operated stores...........................         12,105       28,664       40,415       55,402
                                                      ------------   ----------   ----------   ----------
  Total revenue....................................         38,671       74,310      113,578      186,218
Cost and Expenses:
 Cost of products sold.............................          4,510       10,567       15,111       20,515
 Salaries and benefits.............................          6,930       12,862       22,958       29,699
 General and administrative........................          8,350       31,368       28,689       58,084
                                                      ------------   ----------   ----------   ----------
  Total cost and expenses..........................         19,790       54,797       66,758      108,298
                                                      ------------   ----------   ----------   ----------
Income from Operations.............................         18,881       19,513       46,820       77,920
Other Income (Expense):
 Interest expense, net.............................         (4,593)      (3,803)      (9,090)     (10,138)
 Gain on sale of subsidiary's stock................              -       14,778            -       14,778
 Other income (expense), net.......................            (56)           4          (22)         316
                                                      ------------   ----------   ----------   ----------
  Total other income (expense).....................         (4,649)      10,979       (9,112)       4,956
                                                      ------------   ----------   ----------   ----------
Income Before Income Taxes and
 Minority Interest.................................         14,232       30,492       37,708       82,876
Income Taxes.......................................          5,418       11,194       14,358       30,992
Minority Interest in Earnings of
 Subsidiary........................................              -       (1,998)           -       (3,019)
                                                      ------------   ----------    ---------   ----------
Net Income.........................................   $      8,814   $   17,300    $  23,350   $   48,865
                                                      ============   ==========    =========   ==========

Net Income Per Common and
 Equivalent Share..................................   $       0.17   $     0.26    $    0.47   $     0.74
                                                      ============   ==========    =========   ==========

Weighted Average Number of Common
 and Equivalent Shares Outstanding.................         50,863       67,416       49,695       66,091
                                                      ============   ==========    =========   ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                     Three Quarters Ended
                                                                   ------------------------
                                                                   October 1,    October 6,
                                                                      1995          1996
                                                                   ----------   -----------
Cash Flows from Operating Activities:
Net income........................................................    $23,350   $    48,865
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization...................................      8,380        15,559
  Interest on liquid yield option notes...........................      4,637        10,542
  (Gain) loss on sale of subsidiary's stock.......................          -       (14,778)
  Deferred income taxes...........................................     11,094       (21,843)
  Minority interest...............................................          -         3,019
  Loss (gain) on disposal of assets...............................        306          (160)
  Changes in assets and liabilities, excluding effects
   from acquisitions:
    Accounts receivable and due from affiliates...................     (5,120)       (3,877)
    Accounts payable and accrued expenses.........................     (3,837)        7,776
    Deferred franchise revenue....................................       (411)        2,713
    Other assets and liabilities..................................       (982)        1,175
                                                                    ----------    ----------
     Net cash provided by operating activities....................     37,417        48,991
                                                                    ----------    ----------

Cash Flows from Investing Activities:
 Purchase of property and equipment...............................    (99,519)      (92,351)
 Proceeds from the sale of assets.................................     47,171        58,996
 Increase in deferred financing costs and other assets............     (9,454)      (10,247)
 Issuance of notes receivable.....................................   (376,008)   (1,013,570)
 Repayments of notes receivable...................................    207,175       630,064
                                                                    ----------    ----------
     Net cash used in investing activities........................   (230,635)     (427,108)
                                                                    ---------    ----------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock...........................     36,610       110,833
 Proceeds from issuance of subsidiary's common stock..............          -        59,902
 Proceeds from issuance of liquid yield option notes..............    172,464             -
 Proceeds from revolving credit facilities........................    165,815        32,660
 Repayments of revolving credit facilities........................   (165,815)      (76,356)
                                                                    ---------    ----------
     Net cash provided by financing activities....................    209,074       127,039
                                                                    ---------    ----------
Net Increase (Decrease) in Cash and Cash Equivalents..............     15,856      (251,078)
Cash and Cash Equivalents, beginning of period....................     25,304       310,436
                                                                    ----------    ----------
Cash and Cash Equivalents, end of period..........................  $  41,160   $    59,358
                                                                    ==========  ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by Boston Chicken, Inc. (the "Company") and are unaudited except for the consolidated balance sheet at December 31, 1995. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of October 6, 1996 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1995. The consolidated results of operations for the quarter and three quarters ended October 6, 1996 are not necessarily indicative of the results expected for the full year.

2.  ACQUISITIONS

    During the three quarters ended October 6, 1996, the Company converted its $120.0 million loan into common stock of Einstein/Noah Bagel Corp. ("ENBC") and subsequently invested an additional $31.6 million in ENBC common stock, resulting in a current ownership interest of approximately 58% of the outstanding shares of common stock of ENBC. The Company also paid $21.6 million in common stock and notes to acquire the equity interests of certain investors in Mid-Atlantic Restaurant Systems L.P. ("Mid-Atlantic"), its Boston Market area developer in Philadelphia. As part of this transaction, the Company assumed $38.5 million in liabilities owed to third parties, including funded debt of $27.0 million. The transaction resulted in the Company obtaining a 93% equity interest in Mid-Atlantic. Subsequent to the Company's acquisition of Mid-Atlantic, Mid-Atlantic acquired Boston Market stores for a purchase price of $16.9 million, including the assumption of $1.1 million in liabilities owed to third parties. These transactions have been accounted for as purchases, and, accordingly, the purchase prices were allocated to assets and liabilities based upon an evaluation of their fair values at the date of the transactions, resulting in goodwill of $182.2 million which is being amortized over a 35-year life. The Company will evaluate adjustments to the goodwill balance or useful life based upon future events and circumstances, which could include, but are not limited to, a change in business strategy or change in current and long-term projected operating performance. If factors indicate that the assets should be evaluated for possible impairment, the Company will use an estimate of such assets' undiscounted projected cash flows in measuring whether the assets are impaired. In such circumstances, the excess of the net carrying value of the assets over their fair value would be deemed impaired, and consequently, charged to earnings.

     The following represents the unaudited pro forma results of operations through October 6, 1996, as if the aforementioned transactions had occurred at the beginning of the Company's fiscal year (in thousands of dollars, except per share data):

             Revenue................   $247,485
             Net income.............   $ 35,633
             Net income per share...   $   0.54

     This pro forma information is not indicative of the results of operations that actually would have been obtained if the transactions had occurred at the beginning of the Company's fiscal year. The pro forma information is not intended to be a projection of future results.

3.  AREA DEVELOPER FINANCING

  The Company currently offers convertible and non-convertible secured debt financing to certain Boston Market area developers to partially finance store development and working capital needs. Only developers which are developing a significant portion of an area of dominant influence or metropolitan area of a major city and which meet all of the Company's requirements are eligible for such financing. Area developer financing generally requires the developer to expend at least 75% of its contributed capital prior to drawing on its revolving loan, with advances permitted during a two- or three-year draw period (or additional draw period in the event of a loan amendment) in a pre-determined maximum amount, equal to two to four times the amount of the area developer's contributed capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable over four to five years in periodic installments, sometimes with a final balloon payment. The Company may extend the draw and repayment periods, subject to the area developer purchasing additional development rights, contributing additional capital, or in connection with other amendments to the loan agreement. Interest is set at 1% over the applicable reference rate of Bank of America Illinois as established from time to time and is payable each period. The loan is secured by a pledge of substantially all of the assets of the area developer and generally by a pledge of the equity interests of the owners of the developer.

  ENBC offers secured debt financing to its area developers to partially finance store development and working capital needs on terms similar to those offered by the Company to Boston Market area developers.

  (a)  LOAN CONVERSION OPTION

  The Company may convert all or any portion of the convertible loan amount after a moratorium period (generally two years from execution or subsequent amendment of the loan) and generally after the area developer has completed not less than 80% of its area development commitment (or in the event of certain defaults) and generally up to the later of full repayment of the loan or a specified date in the agreement, into equity in the area developer at the conversion price set forth in the loan agreement, generally at a 12% to 15% premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. The maximum loan amount is established to give the Company majority ownership of the developer upon conversion, provided the Company exercises its right to participate in any intervening financing of the developer. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire, at the loan conversion price, the amount of additional equity it could have acquired by conversion of the loan, had the loan been fully drawn.

  ENBC's loan agreements with its area developers contain conversion and option features similar to the Company's loan agreements with its Boston Market area developers.

  There can be no assurance that the Company or ENBC will exercise future rights to convert their loans to area developers into, or acquire an equity interest in any area developer to which they provide financing or that such exercise or acquisition would result in a majority interest in the area developer.

  (b)  COMMITMENTS TO EXTEND AREA DEVELOPER FINANCING

  The following table summarizes credit commitments and outstanding balances set forth on the Company's balance sheets for area developer financing of Boston Market area developers as of both December 31, 1995 and October 6, 1996 and ENBC area developers as of October 6, 1996 (in thousands of dollars, except number of area developers):

                                                         December 31,    October 6,
                                                             1995         1996
                                                         ------------   ----------
Boston Market:
  Number of area developers receiving financing......           15              14
  Loan commitments...................................    $ 614,094       $ 761,415
  Unused revolving loans.............................     (202,676)       (170,692)
                                                         ---------       ---------
  Loans outstanding (included in Notes Receivable)...    $ 411,418       $ 590,723
                                                         =========       =========


                                                        December 31,    October 6,
                                                           1995            1996
                                                        ------------    ----------
ENBC:
  Number of area developers receiving financing......            -              10
  Loan commitments...................................    $       -       $ 210,800
  Unused revolving loans.............................            -        (110,070)
                                                         ---------       ---------
  Loans outstanding (included in Notes Receivable)...    $       -       $ 100,730
                                                         =========       =========

  (c)  CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

  The allowance for Boston Market and ENBC financed area developers' loan losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of use of loan proceeds, adherence to store development schedules, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors which management deems relevant at the time. Based upon this review and analysis, no allowance for loan losses was required as of December 31, 1995 and October 6, 1996.

  The following table sets forth certain aggregate financial information as of the dates indicated provided annually by Boston Market and ENBC financed area developers (excluding Mid-Atlantic which is now consolidated in the Company's financial statements), even though such loans made by ENBC pre-date its consolidation in the Company's financial statements (in thousands, except number of financed area developers and store data):

                                                                         December 26,           December 25,           December 31,
                                                                             1993                   1994                   1995
                                                                         ------------           ------------           ------------
Total number of financed area developers...........................              5                     12                     18

Total number of financed area developer stores open................             78                    274                    649

Total gross assets.................................................        $71,880               $237,833               $531,153

Total debt:

  To the Company or ENBC...........................................         43,794                163,971                379,556

  To third parties (including capital lease obligations)...........           -                     3,068                 14,606

Total stockholder/partner/member equity (deficit)..................         10,006                  7,448                 (6,083)

4.  DEBT

  The Company and ENBC each have a revolving bank credit facility, which together aggregate $109.5 million. The Company's facility provides for borrowings of up to $64.5 million through June 30, 1997 and ENBC's facility provides for borrowings up to $45.0 million through April 30, 1998. Borrowings under the Company's facility may be either floating rate loans with interest at the bank's reference rate or eurodollar rate loans plus an applicable margin. Borrowings under ENBC's facility may be either floating rate loans with interest at the bank's base rate plus .5% or eurodollar rate loans plus an applicable margin. In addition, a commitment fee applicable to each facility equal to .25% of the average daily unused portion of the loan is required. The credit facility agreements contain covenants, among others, restricting other borrowings, prohibiting cash dividends, and requiring the respective borrowers maintenance of interest coverage and cash flow ratios, minimum capital levels, and specified store level sales. ENBC's facility is collateralized by substantially all of its assets. As of October 6, 1996, no amount was outstanding under the Company's facility and $1.2 million was outstanding under ENBC's facility.

5.  STOCK OPTIONS

  The Company accounts for its employee stock options in accordance with APB No. 25.

6.  STOCKHOLDERS' EQUITY

  In August 1996, ENBC completed an initial public offering and other financings which in the aggregate raised net proceeds of $86.0 million, including an investment by the Company of $31.6 million. Prior to these transactions, the Company held approximately a 70% interest in ENBC and subsequent to these transactions, the Company held approximately a 58% interest in ENBC. The transactions resulted in a pretax gain of approximately $14.8 million. Deferred income taxes have been provided for on the gain.



7.  ROYALTIES AND FRANCHISE-RELATED FEES

  Royalties and franchise-related fees for the Company and ENBC (from the date of the Company's conversion of its loan into ENBC common stock) are comprised of the following (in thousands of dollars):

                                                            Quarter Ended                  Three Quarters Ended
                                                   --------------------------------  --------------------------------
                                                   October 1, 1995  October 6, 1996  October 1, 1995  October 6, 1996
                                                   ---------------  ---------------  ---------------  ---------------
Royalties........................................          $ 8,756          $14,159          $24,165         $ 40,519
Initial franchise and area developer fees........            3,013            5,978            9,079           13,255
Interest income..................................            8,678           15,522           22,044           47,421
Real estate, lease, and related services income..            4,352            7,000           12,338           20,255
Software fees....................................            1,713            2,858            5,454            9,238
Other............................................               54              129               83              128
                                                   ---------------  ---------------  ---------------  ---------------
                                                           $26,566          $45,646          $73,163         $130,816
                                                   ===============  ===============  ===============  ===============


8.  COMMITMENTS

  Through October 6, 1996, twelve Boston Market area developers sold to BC Equity Funding, L.L.C. an aggregate of $56.7 million of 10% cumulative preferred equity, redeemable at any time by the area developers at a premium initially equal to 10% of the initial issue price, to be increased 2% each year up to a maximum of 20% of the initial issue price plus accrued dividends (the "Redemption Price"). The Company has agreed that in the event its conversion and option rights under its secured loan agreement with the area developers have expired unexercised (see Note 3) and the Company does not consent to an initial public offering of the area developer, the Company will purchase the preferred equity from the holders at the Redemption Price.

     In December 1995, Bagel Store Development Funding, L.L.C. ("Bagel Funding") was formed to invest in existing and proposed area developers of ENBC. Through October 6, 1996, Bagel Funding had raised $90.0 million (including an aggregate of $20.7 million in subscriptions receivable) and had invested a total of $51.9 million in ENBC area developers. ENBC is obligated to purchase Bagel Funding's equity interest in an area developer at a formula price in the event that the area developer fails to fulfill its obligation to redeem such interests at such price in any one of the following circumstances: (i) ENBC converts into or otherwise acquires a majority interest in the area developer; (ii) ENBC does not consent to the area developer undertaking an initial public offering after ENBC's conversion and/or option rights under its loan agreement with the area developer have expired unexercised; or (iii) ENBC does not consent to the termination of the area developer's area development and franchise agreements with ENBC after ENBC's conversion and/or option rights under its loan agreement with the area developer have expired unexercised.

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  CERTAIN STATEMENTS IN THIS FORM 10-Q UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF BOSTON CHICKEN, INC. (THE "COMPANY"), EINSTEIN/NOAH BAGEL CORP. ("ENBC"), THEIR AREA DEVELOPERS AND FRANCHISEES, BOSTON MARKET(R) STORES, EINSTEIN BROS. BAGELS(TM) STORES AND NOAH'S NEW YORK BAGELS(R) STORES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES, INCLUDING ROLL-OUT OF THE F.A.S.T. TRACK(TM) SYSTEM AT BOSTON MARKET STORES; AREA DEVELOPERS' ADHERENCE TO DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; EXPANSION OF THE HOLIDAY HOME MEAL REPLACEMENT BUSINESS; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q OR IN THE COMPANY'S FORM 10-K FOR ITS 1995 FISCAL YEAR. THE SUCCESS OF THE COMPANY AND ENBC IS DEPENDENT ON THEIR RESPECTIVE AREA DEVELOPERS AND FRANCHISEES AND THE MANNER IN WHICH THEY OPERATE AND DEVELOP BOSTON MARKET STORES AND EINSTEIN BROS. BAGELS AND NOAH'S NEW YORK BAGELS STORES.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  On June 17, 1996, the Company converted its loan to ENBC into ENBC common stock and currently owns approximately a 58% equity interest. On April 22, 1996, the Company acquired a 93% interest in Mid-Atlantic Restaurant Systems L.P. ("Mid-Atlantic"), its Boston Market area developer in the Philadelphia area. During the quarter ended October 6, 1996, Mid-Atlantic acquired additional Boston Market stores. As a result of the conversion of the ENBC loan, the revenue previously generated from ENBC by the Company as a lender and service provider has been eliminated in consolidation and replaced with revenue (and operating expenses) from ENBC franchise operations as well as from ENBC operated stores. As a result of the acquisition of Mid-Atlantic and its subsequent acquisition of stores, the revenue previously generated by the Company as a franchisor, lender and service provider has been eliminated in consolidation and replaced with revenue (and operating expenses) from Company-operated stores. The foregoing results are adjusted in the "minority interest" line item to reflect the minority interest not owned by the Company. As a result of these transactions, the operating results for the period are not readily comparable to those for the quarter ended October 1, 1995.

  As of October 6, 1996, the Company owned 95 Boston Market stores in the Philadelphia market. The following table sets forth store performance data for these stores:

                                             Quarter Ended October 6, 1996
                                             -----------------------------
                                                (dollars in thousands)

     Net sales...........................         $25,964.5         100.0%
     Food and paper costs................           9,606.2          37.0%
     Salaries and benefits...............           6,614.0          25.5%
     Operating expenses..................           2,033.8           7.8%
     Occupancy and advertising costs.....           2,813.5          10.8%
                                             --------------    -----------
     Store cash flow.....................         $ 4,897.0          18.9%
                                             ==============    ===========

RESULTS OF OPERATIONS
----------------------

STORE ACTIVITY

  The results of operations are significantly impacted by the number of stores opened during the quarter. The following table sets forth systemwide store activity for the Company and ENBC for the period indicated.

                             Quarter Ended October 6, 1996
               ----------------------------------------------------------
                 Beginning       Stores         Stores         Ending
                  Stores         Opened         Closed         Stores
               -------------  -------------  -------------  -------------
Boston Market       957             67            (1)           1,023
ENBC                188             53             0              241

REVENUE

  Total revenue increased 92% for the quarter ended October 6, 1996 over the prior comparable quarter. For the three quarters ended October 6, 1996, total revenue increased 64% over the prior comparable period. Royalties and franchise-related fees increased 72% for the quarter ended October 6, 1996 and increased 79% for the three quarters ended October 6, 1996. The increases in royalties and franchise-related fees were primarily attributable to higher interest income from loans made to Boston Market area developers, higher royalties due to higher systemwide store revenue in the Boston Market system and the inclusion of ENBC's royalties and franchise-related fees from the date of conversion of the Company's loan to ENBC into ENBC common stock. The increases in interest income were due to higher outstanding loan balances associated primarily with the increases in stores opened by area developers. Higher royalties were the result of an increase in Boston Market systemwide store revenue which increased to $288.9 million in the quarter ended October 6, 1996, up 46% from $197.5 million for the prior comparable quarter. Systemwide store revenue increased to $861.1 million in the three quarters ended October 6, 1996, up 55% from $556.3 million for the prior comparable period. The increase in systemwide store revenue was due primarily to an increase in the number of Boston Market stores open and higher weekly per store averages ("WPSAs") for the Boston Market system, which increased 5.7% to $24,716 for the quarter ended October 6, 1996, from $23,388 in the prior comparable quarter. WPSA increased 7.1% to $23,673 for the three quarters ended October 6, 1996, from $22,098 in the prior comparable period. WPSA represents the weekly per store average gross revenue for all stores in the Boston Market system based upon the actual number of days the stores are open in the reporting period. The inclusion of ENBC's royalties and franchise-related fees from the date of conversion accounted for 42% of the increase in royalty and franchise-related fees for the third quarter and 19% of the increase for the three quarters ended October 6, 1996.

  Revenue from Boston Market Company-operated stores is significantly affected by the average number of such stores in the periods being compared. The average number of Boston Market Company-operated stores for the third quarter of 1996 was 94 compared to 32 for the third quarter of 1995. The average number of Boston Market Company-operated stores for the three quarters ended October 6, 1996 was 53 compared to 39 in the comparable 1995 period. This change in average number is attributable to the timing of store sales to area developers in 1995 and the acquisition of stores in 1996. Revenue from Company-operated stores increased 137% for the third quarter of 1996 compared with the comparable quarter last year and increased 37% for the three quarters ended October 6, 1996 compared with the prior comparable period. The increase for these periods was due to a combination of a higher average number of Boston Market Company-operated stores and the inclusion of ENBC operated stores from the date of conversion. The inclusion of revenue from ENBC operated stores from the date of conversion accounted for 14% of the increase in store revenue for the third quarter and 39% of the increase for the three quarters ended October 6, 1996.

COST OF PRODUCTS SOLD

  As a result of the higher average number of Boston Market Company-operated stores operating in the quarter ended October 6, 1996, cost of products sold increased 134% compared with the prior comparable quarter. Cost of products sold increased 36% for the three quarters ended October 6, 1996, compared with the comparable period last year, also as a result of the higher average number of Boston Market Company-operated stores operating in the three quarters ended October 6, 1996, compared with the prior comparable period. ENBC operated stores included from the date of conversion accounted for 13% of the increase in cost of products sold for the third quarter and 37% of the increase for the three quarters ended October 6, 1996.

SALARIES AND BENEFITS

  Primarily as a result of the higher average number of Boston Market Company-operated stores operating in the quarter ended October 6, 1996, salaries and benefits increased 86% compared with the prior comparable quarter. The increase for the third quarter of 1996 was also due to the inclusion of ENBC employees from the date of conversion and an increased number of employees at the Company's support center. ENBC accounted for 31% of the increase in salaries and benefits for the third quarter. Salaries and benefits increased 29% for the three quarters ended October 6, 1996 compared with the comparable period last year. The increase in salaries and benefits for the three quarters ended October 6, 1996 was due to an increased number of employees at the Company's support center and the inclusion of ENBC employees from the date of conversion. ENBC accounted for 34% of the increase in salaries and benefits for the three quarters ended October 6, 1996.

GENERAL AND ADMINISTRATIVE

  Included in general and administrative expenses for the quarter and three quarters ended October 6, 1996, was a non-recurring provision of approximately $15.0 million to purchase store equipment from Boston Market area developers which equipment will be made obsolete due to the introduction of a new service system designed to provide faster customer service. Absent this provision, general and administrative expenses increased 96% for the quarter ended October 6, 1996 over the prior comparable quarter and increased 50% for the three quarters ended October 6, 1996 over the comparable 1995 period. The increase for the quarter was attributable to inclusion of ENBC's general and administrative expenses from the date of conversion, greater depreciation and amortization expense, and a higher average number of Company-operated Boston Market stores. ENBC accounted for 13% of the increase in general and administrative expenses for the third quarter. The increase for the three quarters ended October 6, 1996 was primarily attributable to greater depreciation and amortization expense, an increase in the general and administrative expenses at the support center necessary to support systemwide expansion, and inclusion of ENBC's general and administrative expenses from the date of conversion. ENBC accounted for 14% of the increase. Included in general and administrative expenses were depreciation and amortization charges of $6.3 million for the third quarter of 1996 compared with $2.9 million in the third quarter of 1995. Depreciation and amortization charges were $15.6 million for the three quarters ended October 6, 1996, compared with $8.4 million for the comparable period last year. The increases in depreciation and amortization expense were primarily attributable to the goodwill associated with the acquisition of Mid-Atlantic and the conversion of the ENBC loan, as well as a higher fixed asset base reflecting the Company's and ENBC's investment in support center infrastructure.

OTHER INCOME (EXPENSE)

  Included in other income (expense) for the quarter and three quarters ended October 6, 1996, was approximately a $14.8 million gain recognized as a result of ENBC issuing 4.4 million shares of common stock to third parties in the third quarter. Absent this gain, the Company had a net expense of $3.8 million in the third quarter of 1996 compared to a net expense of $4.6 million in the comparable quarter of 1995 and a net expense of $9.8 million for the three quarters ended October 6, 1996 compared to a net expense of $9.1 million in the comparable 1995 period. The decrease in the expense in the 1996 quarter was attributable to additional interest income earned in the third quarter of 1996. The increase in the expense for the three quarters ended October 6,

1996 was due to additional interest expense incurred in 1996 resulting from the Liquid Yield Option Notes being outstanding for the entire period in 1996 versus only a portion of the year in 1995.

INCOME TAXES

  The provision for income taxes for 1996 is based upon the Company's and ENBC's anticipated tax rates.

MINORITY INTEREST

  The minority interest in the earnings of subsidiary of $2.0 million for the quarter and $3.0 million for the three quarters ended October 6, 1996, represents the minority ownership interest in the earnings of ENBC.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity. The Company's and ENBC's principal capital requirements relate to establishing brand awareness and leadership by providing partial financing to area developers for their use in rapid store development and to finance their working capital needs. As of October 6, 1996, the Company had secured loan commitments to its Boston Market financed area developers aggregating approximately $761.4 million, of which approximately $590.7 million had been advanced. As of October 6, 1996, ENBC had secured loan commitments to its area developers aggregating approximately $210.8 million, of which approximately $100.7 million had been advanced.

  As a result of executing the rapid expansion strategy required by the Company, Boston Market area developers have incurred net losses in each of the last three years. The losses incurred over this three year period, aggregating $149.1 million in 1995, $47.0 million in 1994, and $9.8 million in 1993, include (a) depreciation and amortization charges of approximately $49 million, (b) approximately $86 million attributable to development overhead, scale inefficiencies in operating overhead, and other start-up costs which the Company believes are necessary to establish the Boston Market brand in new territories and open stores at a rate sufficient to gain a competitive advantage over similar concepts, and (c) royalties, interest, and other franchise-related fees that would no longer be incurred in the event the Company were to acquire, or convert its convertible secured loans, to such financed area developers. As a result of the foregoing factors, as well as ongoing improvements to store operating performance, the Company does not consider these start-up losses to be a meaningful financial measure during this rapid expansion phase (i.e. that period during which new stores constitute a significant percentage of stores open in an area of dominant influence). The Company believes the rapid expansion phase for most of its developers should last approximately four to five years from the time significant development commences in such area developer's area of dominant influence. As the rapid expansion phase ends, the size of the area developer's store base should enable the developer to gradually reduce and eventually recover such start-up losses. The reduction in and recovery of losses is expected to be driven primarily by lower development overhead, increased operational and advertising efficiencies, greater economies of scale, and further increases in store revenue through continued product and service enhancements. The point at which losses may be recovered will vary by area developer depending primarily upon the size and timing of the area developer's store development schedule, the achievement of advertising efficiency, the level of interest charges, the intensity of regional competition, and the quality of management, however, there can be no assurance that such losses will be recovered. Because the financed area developers are generally two to three years into significant store development in their respective areas of dominant influence, the Company believes substantially all of its financed area developers will remain in the rapid expansion phase during 1996 in most of their areas of dominant influence and the Company, accordingly, anticipates that such financed area developers will continue to incur start-up losses in 1996. Subsequent to the completion of the rapid expansion phase, the Company expects area developer profitability to be a more meaningful factor in assessing loan recoverability and any future loan commitments. Although the Company believes its current financed area developers will achieve such profitability, in the event the foregoing strategy does not come to fruition or an area developer otherwise fails to achieve a sufficient level of profitability subsequent to its rapid expansion phase, such event could have a material adverse impact on the Company's
                                     13
financial position and results of operations. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 10.

  ENBC's area developers are pursuing a similar rapid expansion strategy and the Company believes such area developers will also incur net losses during their rapid expansion phase. The Company also believes however, that the foregoing factors applicable to start-up losses and recovery will apply to ENBC area developers as well. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 10.

  Pursuant to the terms of the loan agreement with its area developers, the Company may convert all or any portion of the convertible loan amount into equity of the area developer after a moratorium period, provided generally the area developer has completed not less than 80% of its area development commitment or in the event of certain defaults. Any determination to convert any area developer loan or otherwise acquire an equity interest would involve a variety of economic and operational considerations, including the projected financial impact of converting the loan, the status of the area developer's market penetration, the performance of the area developer's stores, the Company's desire to own such stores and the willingness of the Company to incur the risk of owning stores versus receiving income as a franchisor, lender and service provider, the Company's ability to manage such stores if necessary, the future capital requirements of the area developer and its ability to raise such capital, and the demand on Company resources. Any such conversion could occur in conjunction with combinations of existing area developers with one another or otherwise. In addition, any loan conversion or other acquisition of an equity interest in an area developer by the Company would not be indicative of whether the Company intended to, or would, convert or otherwise acquire an equity interest in any other area developer. Upon conversion, the Company would typically become majority equity owner of the area developer, resulting in the Company consolidating the area developer's operations in its financial statements. Consequently, the franchise and related fees earned by the Company (including interest, royalties, real estate related, software, and other fees) from such an area developer would be eliminated in consolidation. The operating results of the area developer (primarily store revenue, less expenses) would be included in the Company's financial results. Such results would be adjusted for any remaining minority interest in such area developer not acquired by the Company.

  Capital Resources. For the three quarters ended October 6, 1996, the Company generated approximately $49.0 million of cash from operating activities and $170.7 million from the issuance of shares of common stock. In August 1996, ENBC completed an initial public offering and other financings which in the aggregate raised net proceeds of $86.0 million, including an investment by the Company of $31.6 million. Of such net proceeds, approximately $45.0 million was used to repay the balance outstanding under its bank revolving credit facility. As of October 6, 1996, the Company had $59.4 million available in cash and cash equivalents and $108.3 million available under its revolving credit facilities.

  The Company anticipates that it, ENBC, and their respective area developers will have need for additional financing dependent primarily on the number of stores opened, the cost of such stores, and store operating results. The Company's capital requirements depend primarily on the amount and timing of borrowings under the loan agreements between the Company and its area developers and the Company and ENBC. The Company, ENBC, and their respective area developers, may seek additional funds from public or private offerings of debt or equity securities. There can be no assurance that the Company, ENBC, or their area developers will be able to raise such funds on satisfactory terms when needed. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 10.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         Pursuant to a warrant purchase agreement dated July 18, 1996, the Company issued and sold from September 27, 1996 until October 6, 1996 warrants to purchase an aggregate of 750,000 shares of common stock to certain area developers of the Company at an exercise price of $25.00 per share. The aggregate cash purchase price for the warrants was $7,327,500. Such warrants were sold without registration under the Securities Act of 1933, as amended ("Securities Act") in reliance on Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

     A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

     B. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended October 6, 1996. A Form 8-K/A supplementing the Company's Form 8-K dated June 17, 1996 was filed on August 28, 1996. Such Form 8-K/A updated information under Item 2 (Acquisition or Disposition of Assets) and included under Item 7 (Exhibits) financial statements of Einstein/Noah Bagel Corp. ("ENBC"), pro forma condensed consolidated financial statements of the Company and Subsidiaries, excerpts from ENBC's Registration Statement on Form S-1 (Reg. No. 333-04725), and a consent of auditors.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BOSTON CHICKEN, INC.


Date:  November 19, 1996       /s/ Scott A. Beck
                               -------------------------------------
                                   Scott A. Beck
                               Co-Chairman of the Board and Chief
                               Executive Officer


Date:  November 19, 1996       /s/ Mark W. Stephens
                               -------------------------------------
                                   Mark W. Stephens
                               Vice Chairman and Chief Financial
                               Officer (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             EXHIBITS
-------
4.1   Warrant Purchase Agreement dated July 18, 1996 by and between the Company and Market Partners, L.L.C. ("Market Partners"), including the form of
      Warrant ("Warrant Purchase Agreement") (incorporated by reference to
      Exhibit 4.17 to the Company's Registration Statement on Form S-8
      (Registration No. 333-15389)).

4.2   Registration Rights Agreement dated September 27, 1996 by and between the
      Company and Market Partners (incorporated by reference to Exhibit 4.18 to the Company's Registration Statement on Form S-8 (Registration No.
      333-15389)).

10.1  Warrant Purchase Agreement (included in Exhibit 4.1).

10.2  Second Amendment to the Amended and Restated Loan Agreement between the
      Company and Einstein/Noah Bagel Corp. ("ENBC") dated September 16, 1996 and Second Amendment to Secured Demand Note of ENBC dated September 16,
      1996 (incorporated by reference to Exhibit 10.1(c) to ENBC's Registration
      Statement on Form S-1 (Registration No. 333-12395)).

10.3  First Amendment and Waiver dated August 27, 1996 to Secured Credit
      Agreement dated as of May 17, 1996 among ENBC, the Lenders named therein, and Bank of America Illinois, as Agent (incorporated by reference to Exhibit 10.9(b) to ENBC's Registration Statement on Form S-1 (Registration
      No. 333-12395)).

10.4  Fourteenth Amendment dated July 12, 1996 to Amended and Restated Credit
      Agreement dated as of May 18, 1994 among the Company, the Lenders named therein, and Bank of America Illinois, as Agent (incorporated by reference to Exhibit 4.4(o) to the Company's Registration Statement on Form S-8
      (Registration No. 333-15389)).

10.5  Option Agreement dated August 27, 1996 among the Company, Harlan Bagel
      Supply Company, L.L.C., and Hal P. Harlan, Hugh P. Harlan, and Doug H.
      Harlan (the "Harlans") (incorporated by reference to Exhibit 10.25 ENBC's
      Registration Statement on Form S-1 (Registration No. 333-12395)).

10.6  Right of First Refusal Agreement among the Company, Harlan Bakeries, Inc.
      and the Harlans (incorporated by reference to Exhibit 10.26 to ENBC's
      Registration Statement on Form S-1 (Registration No. 333-12395)).

10.7  Option Agreement between the Company and Saad J. Nadhir Dated as of
      July 25, 1996.

10.8  Option Agreement between the Company and John Todd dated as of July 29,
      1996.

10.9  Letter Agreement between the Company and Jeffry J. Shearer dated as of
      August 19, 1996.


  10.10  Fourth Amended and Restated Limited Liability Company Agreement of
         Bagel Store Development Funding, L.L.C. dated as of July 1, 1996
         (incorporated by reference to Exhibit 10.28 to ENBC's Registration
         Statement on Form S-1 (Registration No. 333-12395)).

  10.11 Form of Warrant Purchase Agreement between the Company, Market Partners and certain area developers of the Company, including the form of Warrant issued by each such area developer to Market Partners.

  11     Statement re Computation of Earnings Per Share.

  27     Financial Data Schedule.

In the case of incorporation by reference to documents filed by ENBC, ENBC's file number under that Act is 0-21097.

                                  Exhibit - 1