Form 10-K
period 1996-12-29
BOSTON CHICKEN INC
filed 1997-03-18
CIK 894751

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 29, 1996

                                      OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-22802

                             BOSTON CHICKEN, INC.

            (Exact name of Registrant as specified in its charter)

            Delaware                                36-3904053
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

                           14103 Denver West Parkway
                                 P.O. Box 4086
                             Golden, CO 80401-4086
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (303) 278-9500

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class

                         Common Stock, $.01 par value

              4 1/2% Convertible Subordinated Debentures Due 2004

                      Liquid Yield Option Notes Due 2015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days:  Yes:  X   No:
                            ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.[ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $1,693,426,000 AT MARCH 10, 1997 (BASED ON THE CLOSING SALE PRICE ON THE NASDAQ NATIONAL MARKET ON MARCH 10, 1997, AS REPORTED BY THE WALL STREET JOURNAL (WESTERN EDITION)). AT MARCH 10, 1997, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 64,725,510 SHARES OF ITS COMMON STOCK OF RECORD.

                      DOCUMENTS INCORPORATED BY REFERENCE

THOSE SECTIONS OR PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 13, 1997 DESCRIBED IN PART III HEREOF ARE INCORPORATED BY REFERENCE IN THIS REPORT.

                                    PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS IN THIS FORM 10-K UNDER "ITEM 1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS", "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND ELSEWHERE IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF BOSTON CHICKEN, INC. ("BCI"), EINSTEIN/NOAH BAGEL CORP. ("ENBC"), BOSTON MARKET INTERNATIONAL, INC. ("BMI"), THEIR AREA DEVELOPERS, FRANCHISEES, AND LICENSEES, BOSTON MARKET/R/ STORES, EINSTEIN BROS./TM/ BAGEL STORES AND NOAH'S NEW YORK BAGEL/R/ STORES, AND PROGRESSIVE FOOD CONCEPTS, INC. ("PFCI") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES, INCLUDING ROLL-OUT OF THE F.A.S.T. TRACK/TM/ SYSTEM AT BOSTON MARKET/R/ STORES; DEVELOPMENT AND OPERATING COSTS; AREA DEVELOPERS' ADHERENCE TO DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; EXPANSION OF THE HOLIDAY HOME MEAL REPLACEMENT BUSINESS; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K. THE SUCCESS OF THE COMPANY, ENBC, AND BMI IS DEPENDENT ON THEIR RESPECTIVE AREA DEVELOPERS, FRANCHISEES, AND LICENSEES AND THE MANNER IN WHICH THEY OPERATE AND DEVELOP BOSTON MARKET STORES, EINSTEIN BROS. BAGELS STORES, AND NOAH'S NEW YORK BAGELS STORES.

ITEM 1.  BUSINESS

     Unless otherwise indicated, references in this report to the "Company" mean Boston Chicken, Inc., its predecessors, and its and their subsidiaries from time to time (excluding Einstein/Noah Bagel Corp.). SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE REFORM ACT. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

GENERAL

     The Company franchises and operates retail food service stores under the Boston Market brand name that specialize in fresh, convenient meal solutions featuring home style entrees of chicken, turkey, ham, and meat loaf, as well as sandwiches and a variety of freshly prepared vegetables, salads, and other side dishes. As of December 29, 1996, the Boston Market system included 1,087 stores located in 38 states and the District of Columbia, 964 of which are operated by area developers partially financed by the Company with convertible secured revolving loans, 105 of which are Company stores, and 18 of which are operated by other franchisees. As of December 29, 1996, the Company had entered into area development agreements that provide for the development of 2,494 additional stores. The Company currently estimates that there will be approximately 1,400 stores in operation systemwide by the end of 1997. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ABOVE.

     The Boston Market concept combines the fresh, flavorful, and appealing meals associated with traditional home cooking with the convenience associated with fast food. Boston Market stores feature a clean, bright, and inviting environment to purchase a meal for take-out or in-store dining. Primary entrees include rotisserie roasted chicken and turkey breast, double-glazed baked ham, and double-sauced meat loaf. Side dishes designed to complement these entrees include mashed potatoes made from scratch, corn, stuffing, creamed spinach, butternut squash, garlic and dill potatoes, baked beans, macaroni and cheese, cranberry walnut relish, cinnamon apples, and a variety of chilled salads. Stores also offer a variety of freshly carved chicken, turkey, ham, and meat loaf sandwiches under the Boston Carver/R/ and Extreme Carver/tm/ brand names; fresh-baked chicken pot pies; chicken and other soups; beverages; desserts; and other items.

     Certain members of the Company's current management made their initial investment in the Company in December 1991, at which time there were approximately 33 stores operating under the Boston Chicken/R/ name. After an extensive review of the Boston Chicken concept, members of the Company's management invested additional capital and acquired control of the Company in the spring of 1992. Subsequently, the Company substantially refined the Boston Chicken concept, developed an attractive prototype store, created a network of area developers, installed systemwide voice and data communications systems, and achieved significant development momentum in most major markets in the United States. With these formation and development phases completed, the Company shifted its focus to evolving the Boston Chicken concept and increasing operational efficiency. Further evolution of the concept was initiated in early 1995 with the addition of turkey, ham, and meat loaf dinner entrees, expansion of the line of sandwiches, salads, and soups, and entry into the holiday home meal replacement business. To reflect the variety of complete meals offered and to establish a broad platform for future growth, the Company changed the name of Boston Chicken stores to Boston Market.

     The Company owns approximately 17.3 million shares (representing approximately 53%) of the outstanding common stock of Einstein/Noah Bagel Corp. ("ENBC") (NASDAQ:ENBX) as of March 7, 1997. ENBC franchises and operates specialty retail stores that feature fresh-baked bagels, cream cheeses, coffee, and other related products, primarily under the Einstein Bros. Bagels and Noah's New York Bagels brand names.

     The Company was incorporated as a Massachusetts corporation in March 1988 and reincorporated in the State of Delaware in 1993. The Company's principal executive offices are located at 14103 Denver West Parkway, P.O. Box 4086, Golden, Colorado 80401-4086, and its telephone number is (303) 278-9500.

AREA DEVELOPERS

     The Company relies on area developers to achieve rapid penetration of targeted markets. The Company believes that having a relatively small group of area developers, each led by an experienced retail food service veteran with substantial equity invested in the area developer, is a superior means to achieve market leadership than more traditional franchising approaches which utilize a large number of franchisees. By concentrating its expansion efforts through these area developer organizations, the Company believes it is able to achieve focused systemwide expansion and create operating and advertising efficiencies. The Company is currently evaluating further operating efficiencies that it believes may be achieved through continued consolidation of its domestic area developer network. At December 29, 1996, the Company had 15 domestic area developers compared with 19 domestic area developers at the end of its 1995 fiscal year.

     The Company believes that the development and operation of stores in a targeted market is enhanced when an area developer is permitted to focus on development and operations, rather than on raising capital. Accordingly, the Company has made convertible loans to its area developers to partially finance store development and working capital needs and provides to certain area developers various equipment and real estate leasing programs. See Note 9 of Notes to Consolidated Financial Statements. The Company's loan agreements with its area developers generally require the area developer to expend at least 75% of its contributed capital toward developing stores prior to drawing on its revolving loan, with advances permitted during a two or three-year draw period (or additional draw period in the event of a loan amendment) in a pre-determined maximum amount equal to three to four times the amount of the area developer's contributed capital. The loans are typically convertible into a majority equity interest in the area developer after the expiration of a moratorium period, provided generally that the area developer has completed not less than 80% of its area development commitment, or in the event of certain defaults. Any determination to convert any area developer loan or otherwise acquire an equity interest in any area developer would involve a variety of economic and operational considerations, including the projected financial impact of converting the loan, the status of the area developer's market penetration, the performance of the area developer's stores, the Company's desire to own such stores and the willingness of the Company to incur the risk of owning stores versus receiving income as a franchisor, lender, and service provider, the Company's ability to manage stores if necessary, the future capital requirements of the area developer and its ability to raise such capital, and the demand on Company resources. In addition, any loan conversion or other acquisition of an equity interest in an area developer by the Company would not be indicative of whether the Company intended to, or would, convert or otherwise acquire an equity interest in any other area developer. There can be no assurance that the Company will exercise its future rights to acquire an equity interest in any area developer to which it provides financing or that such exercise will result in control of the area developer. Upon conversion, the

Company would typically become majority equity owner of the area developer, resulting in the Company consolidating the area developer's operations in its financial statements. Consequently, the franchise and related fees earned by the Company (including interest, royalties, real estate related fees, software fees, and other fees) from such area developer would be eliminated in consolidation. The operating results of the area developer (primarily store revenue, less expenses) would be included in the Company's financial results. Such results would be adjusted for any remaining minority interest in such area developer not acquired by the Company.

     In April 1996, the Company acquired a 93% interest in Mid-Atlantic Restaurant Systems L.P., its Boston Market area developer for the Philadelphia area ("Mid-Atlantic"). At the date of the acquisition, Mid-Atlantic operated 78 stores. In July 1996, Mid-Atlantic acquired 100% of the equity interest in New Jersey Rose, L.L.C., the Boston Market area developer for the southern New Jersey area ("New Jersey Rose"), which operated 12 stores. In March 1997, the Company converted its loan to BC New York, L.L.C. ("BCNY") into a majority equity interest in BCNY. Additionally, the Company has agreed to acquire 40% of the current equity holders' interest in BCNY, which, after giving effect to the conversion, will result in the Company having an equity interest in BCNY of approximately 84%. The BCNY transaction added 118 Boston Market stores, operating in the metropolitan New York area, northern New Jersey, and Connecticut, to the Company store base. As of the date of conversion, total loan advances to BCNY were $80.0 million.

     Each loan agreement contains representations, warranties, terms, and covenants standard to those of a secured loan agreement. The Company's loans to its area developers subject the Company to the risks of being a secured lender. The Company considers each area developer's use of loan proceeds, adherence to its store development schedule, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors it deems relevant at the time in evaluating whether to establish an allowance for potential loan losses. See Note 10 of Notes to Consolidated Financial Statements.

     As a result of executing the rapid expansion strategy required by the Company, Boston Market financed area developers have incurred net losses in each of the last three years. The net losses incurred over this three-year period, which aggregated $156.5 million in 1996, $148.3 million in 1995, and $51.3 million in 1994, include (a) depreciation and amortization charges of approximately $93.0 million, (b) approximately $148.0 million attributable to investment overhead, scale inefficiencies in operating overhead, and other start-up costs which the Company believes are necessary to establish the Boston Market brand in new territories and open stores at a rate sufficient to gain a competitive advantage, and (c) royalties, interest, and other franchise related fees that would no longer be incurred in the event the Company were to acquire, or convert its convertible secured loans to, such financed area developers. The net loss amounts for each of the fiscal years represent the aggregate net loss amounts for all financed area developers, the operations of which were not consolidated into the Company's financial statements as of the date the Company first reported such losses for such fiscal year. As a result of the foregoing factors, as well as ongoing improvements to store operating performance and increases in scale efficiencies, the Company does not consider these start-up losses to be a meaningful financial measure during this rapid expansion phase (i.e., that period during which new stores constitute a significant percentage of the store base). The Company believes the rapid expansion phase for most of its developers should last approximately four to five years from the time significant development commences in such area developer's area of dominant influence ("ADI"). As the rapid expansion phase ends, the size of the area developer's store base should enable the developer to gradually reduce and eventually recover such start-up losses. The reduction in and recovery of losses is expected to be driven primarily by lower investment overhead, increased operational and advertising efficiencies, greater economies of scale, and further increases in store revenue through continued product and service enhancements. The point at which losses may be recovered will vary by area developer depending primarily upon the size and timing of the area developer's store development schedule, the achievement of advertising efficiency, the level of interest charges, the intensity of competition, and the quality of management; however, there can be no assurance that such losses will be recovered. Because the financed area developers are generally two to three years into significant store development in their respective ADIs, the Company believes substantially all of its financed area developers will remain in the rapid expansion phase during 1997 in most of their ADIs; however, the Company expects that area developer aggregate net losses will be lower in fiscal 1997 than in fiscal 1996. Subsequent to the completion of the rapid expansion phase, the Company expects area developer profitability to be a more meaningful factor in assessing loan recoverability and any future loan commitments. Although the Company believes its current financed area developers will achieve profitability, in the event the foregoing strategy does not come to fruition or an area developer otherwise fails to achieve a sufficient level of profitability subsequent to the completion of its rapid expansion phase, such event could have a material adverse impact on the Company's financial position and results of operations. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS ON PAGE 2.

     The Company's success is dependent upon its area developers and franchisees and the manner in which they develop and operate Boston Market stores and manage their organizational and financial resources. The opening and success of stores is dependent upon a number of factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for such sites, permitting and regulatory compliance, the ability to meet construction schedules, the ability to hire and train qualified personnel, the financial and other capabilities of the Company and its area developers, and general economic and business conditions. Not all of the foregoing factors are within the control of the Company or its area developers. There can be no assurance that area developers and franchisees will have the business abilities or access to financial resources necessary to open the Boston Market stores required by their development schedules or will successfully develop or operate Boston Market stores in their development areas in a manner consistent with the Company's concepts and standards.

     At times, the Company or its area developers or franchisees may determine that a specific store should be closed due to operating or site-related issues specific to that store, changes in the market or trade area, changes in store development strategy, or failure of the store to meet desired sales or profitability levels. The cost to close a store varies depending upon whether the site is owned or leased, and if leased, the remaining renewal terms, and the ability of the site to be sublet, as well as the type, quantity and condition of the equipment installed and the cost to remove such equipment and improvements from the site. During fiscal 1996, the Company's area developers and franchisees closed 15 stores and the Company closed no stores. The Company has been informed by its area developers and franchisees that the costs incurred by them to close such stores ranged from $430,000 to $890,000 per store.

     DEVELOPMENT AGREEMENTS

     Area development agreements provide for the opening of a specified number of stores within a defined geographic territory in accordance with a schedule of dates. As of December 29, 1996, the Company had entered into area development agreements that provide for the development of 2,494 additional stores. An area developer's development schedule generally covers three to seven years and typically has benchmarks for the number of stores to be opened and in operation at six-month intervals. Area developers are required to pay a development fee of $5,000 per store and a $35,000 store franchise fee described in "--Franchise Agreements". Area development agreements generally provide that the area developer has the exclusive right to open Boston Market stores within the specified territory during the term of the development schedule, except that the Company reserves the right to engage in certain limited special distribution arrangements and, in the event the area developer does not choose to develop them, to develop target sites and conversion sites within the specified territory. Target sites are sites which the Company believes should be developed for competitive or market reasons regardless of the applicable development schedule or the location of pre-existing sites. Conversion sites are sites obtained from other companies which are suitable for conversion for use as Boston Market stores.

     Failure to meet development schedules or other breaches of the area development agreement may lead to termination of the limited exclusivity provided by the agreement, renegotiation of development and franchise provisions, or termination of the right to build future stores, although such termination does not generally affect existing franchise agreements for developed locations.

     FRANCHISE AGREEMENTS

     Once an acceptable lease for an approved store site has been fully executed, the Company and the area developer enter into a franchise agreement under which the area developer becomes the franchisee for the specific store to be developed at the site.

     Franchise agreements typically provide for payment of a $35,000 per store franchise fee (less any applicable franchise deposit), a 5% royalty on gross revenue minus sales/service taxes, customer refunds and coupons, and the portion of employee meals not charged to the employee, a 2% national advertising fund contribution, a 4% local advertising fund contribution, and a $10,000 minimum grand opening expenditure. Under the majority of applicable franchise agreements, the local advertising fund contribution may be increased by .25% per calendar year up to an aggregate 5% local advertising fund contribution. The Company has sought and received from certain of its area developers commitments for higher advertising expenditures during the initial phases of development. Certain of the Company's older franchise and area development agreements provide for 4% royalties and reduced franchise and area development fees. In addition, stores opened or to be opened pursuant to such older forms of agreements need not make combined national and local advertising contributions in excess of 5%. Such older forms of agreements constitute a decreasing percentage of all franchise agreements.

     The Company's franchise agreements generally provide that the Company may from time to time specify computer hardware and software for use in the stores, including the use of licensed software designated or created by or for the Company and its franchisees. The computer hardware specified by the Company costs approximately $21,000 to $49,000 per store. The Company charges a one-time $15,000 fee for its licensed software for store systems, plus approximately $1,500 for certain specified third-party software purchased through the Company. Current franchise agreements also generally provide for a maintenance fee to the Company of $323 per four-week accounting period for modifications and enhancements made to the licensed software and certain other maintenance and support services. The Company believes that its integrated hardware and licensed software systems facilitate better communication with, and monitoring of, the Boston Market system. The Company makes extensive use of computer systems and electronic data transmission in evaluating the results of the Boston Market system, polling a majority of its stores daily by modem to gather revenue and other financial and statistical information.

     Franchise agreements generally provide for an area of limited exclusivity surrounding the Boston Market store in which the Company may neither develop nor grant to others the right to develop additional Boston Market stores, except that the Company generally reserves the right to engage in certain limited special distribution arrangements and, in the event that the franchisee does not choose to develop them, to develop regional shopping mall sites and conversion sites within the franchisee's designated territory. Designated territories in suburban locations are generally a one mile radius surrounding the Boston Market store, while urban locations generally have a smaller (e.g., one-half mile) radius or a trade-area-specific designated territory.

     All of the Company's franchise agreements require that the store be operated in accordance with the operating procedures and menu established by the Company and meet applicable quality, service, and cleanliness standards. The Company may default and terminate any franchisee who does not comply with such standards. The Company is specifically authorized to take accelerated action in the event that any franchisee operation presents a health risk. The Company believes that maintaining superior food quality, a clean and pleasing environment, and excellent customer service is critical to the reputation and success of the Boston Market system and intends to act aggressively to enforce applicable contractual requirements. Franchisees could contest such defaults or terminations. See "Item 3. Legal Proceedings".

CURRENT INITIATIVES IN THE BOSTON MARKET SYSTEM

     Menu

     The Company believes that variety is a primary factor influencing customer trial and frequency. As a result, the Company has expanded its menu offerings to include additional dinner entrees and a line of salads, soups, and Boston Carver sandwiches. The Company is currently extending its Boston Carver sandwich brand with a line of four indulgent sandwiches marketed under the Extreme Carver brand name. In addition, the Company has expanded its Boston Hearth (TM) brand of holiday foods to include Boston Hearth breasts of turkey, which are marinated and slow-roasted in Boston Market rotisserie ovens, and banquet meal packages which serve from 10 to 24 people. The Company continually evaluates the Boston Market menu, including product price points, in its attempt to maximize customer trial and frequency.

     F.A.S.T. Track(TM)

     The Company and its area developers are currently in the process of implementing a new customer service system, known as the F.A.S.T. (Faster Average Service Times) Track system that is designed to enable Boston Market stores to serve more customers faster, especially during peak hours. The F.A.S.T. Track system is being implemented in all new Boston Market stores and being retrofitted to many existing Boston Market stores. The F.A.S.T. Track system modifies the way orders are taken and processed by allowing customers to make menu selections and pay for their meals first, before the server begins preparing the order. Using this new system, servers at various stations assemble the individual items in the customer's order (hot and cold sides, sandwiches, entrees, and desserts) at the same time. The F.A.S.T. Track system has been shown to significantly reduce service times in stores in which the new system has been implemented and optimized.

     Organizational Strategy

     The Company and its area developers are exploring alternative organizational strategies in an effort to minimize area developer overhead expenses while maximizing store level performance. These initiatives include possible area developer combinations and store manager incentive programs. Programs under consideration include store level bonus compensation plans that are based upon store performance and potential store level ownership opportunities for the store manager. The Company believes that the implementation of such initiatives could reduce overhead expenses and enhance the ability of the Company and its area developers to attract and retain highly motivated store managers who would deliver consistently superior performance at the store level. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

     Boston Market International

     The Company is in the preliminary stage of taking the Boston Market brand into foreign markets, which could occur through license, franchise, area development, joint venture, or other arrangements. In connection therewith, the Company intends to license to a new company, Boston Market International, Inc. ("BMI"), the rights to develop Boston Market stores in Taiwan and the People's Republic of China. In January 1997, BMI entered into a letter of intent with a restaurant developer in Southeast Asia that contemplates the formation of a new entity that would sublicense such development rights and develop up to 600 Boston Market stores in such countries over the next ten years. BMI is expected to be funded initially with third party private equity capital and a loan from the Company which could be convertible into a majority equity interest in BMI. IN ADDITION TO FACTORS DISCUSSED IN "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2, THE FOLLOWING FACTORS MAY CAUSE THE ACTUAL TERMS OF THE TRANSACTIONS DESCRIBED ABOVE AND THE PERFORMANCE OR ACHIEVEMENTS OF BMI AND ITS AREA DEVELOPERS, FRANCHISEES, LICENSEES, AND/OR JOINT VENTURE PARTNERS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED HEREIN: NEGOTIATION AND EXECUTION OF DEFINITIVE AGREEMENTS; AVAILABILITY AND TERMS OF CAPITAL; RECEIPT OF FOREIGN GOVERNMENT APPROVALS; COMPLIANCE WITH FOREIGN GOVERNMENT REGULATIONS; AND ACCEPTANCE BY FOREIGN CONSUMERS OF THE BOSTON MARKET BRAND AND CONCEPT.

     Vendor Consolidation

     The Company is working to consolidate the number of vendors who provide products and services to the Boston Market system. The Company believes that, based upon the number of stores in the Boston Market system and the volume purchases associated therewith, it is capable of negotiating purchase agreements that will provide savings to it and its area developers.

MARKETING AND COMPETITION

     The Company markets through television, radio, newspapers and other print media (including use of free-standing inserts and promotional coupons), signage, direct mail, and in-store point-of-purchase displays. The Company's advertising, coupons, menus, and in-store displays concentrate on value through the purchase of meals or meal combinations, as opposed to a la carte selections. Both Company and franchise stores contribute to a national advertising fund to pay for the development of advertising material and to a local advertising fund to pay for advertising in their respective ADIs. See "--Area Developers--Franchise Agreements" and Note 8 of Notes to Consolidated Financial Statements.

     The food service industry is intensely competitive with respect to food quality, concept, location, service, and price. In addition, there are many well-established food service competitors with substantially greater financial and other resources than the Company and with substantially longer operating histories. The Company believes that it competes with national, regional, and local take-out food service companies, quick service restaurants, casual full-service dine-in restaurants, delicatessens, cafeteria-style buffets, and prepared food stores, as well as with supermarkets and convenience stores. Competitors include pizza restaurants, Chinese food restaurants, other purveyors of carry-out food, and convenience dining establishments, including such chains as Pizza Hut, McDonald's, Kenny Rogers Roasters, and others. The Company believes that Boston Market stores compete favorably in the important factors of taste, food quality, convenience, customer service, and value, and that its area developer organizational structure, communication systems, and concentrated market development provide it with competitive advantages.

     Competition in the food service business is often affected by changes in consumer tastes, national, regional, and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of product, and local competitive factors. Multi-unit food service chains such as the Company can also be substantially adversely affected by publicity resulting from food quality, illness, injury, or other health concerns (including food-borne illness claims) or operating issues stemming from one store or a limited number of stores, whether or not the Company is liable. Claims relating to foreign objects, food-borne illness, or operating issues are common in the food service industry and a number of such claims may exist at any given time. The Company attempts to manage or adapt to these factors, but it should be recognized that some or all of these factors could cause the Company and some or all of its area developers and franchisees to be adversely affected.

VENDORS

     The Company maintains relationships with a variety of suppliers of proteins, fresh vegetables, fruits, and other produce, spices and seasonings, paper products, smallwares, furniture, equipment, fixtures, and other items and services, although the Company is working to consolidate the number of such vendors. See "--Current Initiatives in the Boston Market System-Vendor Consolidation." The Company has a national account relationship with Marriott Distribution Services Corporation, which provides for deliveries of food, paper, and smallware products to participating stores several times a week at a negotiated standardized mark-up above cost. The Company has entered into supply agreements with Hudson Foods, Inc. and Tyson Foods, Inc. to purchase a significant portion of the system's chicken and turkey needs. The Boston Market system utilizes a number of other poultry suppliers and the Company believes that alternative sources are available if current suppliers are unable to provide adequate quantities of poultry or other products or services at acceptable prices. The Boston Market system is subject to potential shortages or interruptions in supply caused by transportation strikes, adverse weather, or other conditions which could adversely affect the availability, quality, and cost of ingredients. The Boston Market system purchases in excess of 10% of its supplies from each of Marriott Distribution Services Corporation and Hudson Foods, Inc.

TRADEMARKS AND SERVICE MARKS

     The Company owns a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Boston Market(R), Boston Chicken(R), Boston Carver(R), and the current Boston Market logo. In addition, the Company has trademark applications pending for a number of additional marks, including Extreme Carver(TM) and Boston Hearth(TM). The Company has also made application for other trademarks and service marks, primarily designations of particular food products and services with a "Boston" appellation.

     In addition, the Company has registered or made application to register its name (or, in certain cases, its name in connection with additional words or graphics) in more than 70 foreign countries and is currently registering the Boston Market(R) name or logo in most of such countries, although there can be no assurance that any mark is registrable in every country registration is sought. The Company considers its intellectual property rights to be important to its business and actively defends and enforces them.

     ENBC owns a number of federal trademarks and service mark registrations and has federal trademark applications pending for additional trademarks and service marks. ENBC has made application to register certain of its trademarks in more than 30 countries.

REGULATION

     Boston Market stores are required to comply with Federal, state, and local government regulations applicable to consumer food service businesses generally, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions, and citizenship requirements, as well as regulations relating to zoning, construction, health, business licensing, and employment. The Company believes that it and its area developers and franchisees are in material compliance with these provisions.

     Certain states and the Federal Trade Commission require a franchisor to transmit specified disclosure statements to potential franchisees before granting a franchise. Additionally, some states require the franchisor to register its franchise with the state before it may offer a franchise. The Company believes that its Uniform Franchise Offering Circular (together with any applicable state versions or supplements) complies with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

EINSTEIN/NOAH BAGEL CORP.

     In March 1995, the Company made an investment in Einstein/Noah Bagel Corp. ("ENBC") (NASDAQ:ENBX), which was created through the combination of a number of leading regional bagel retailers. The Company owns approximately 17.3 million shares (representing approximately 53%) of the outstanding common stock of ENBC as of March 7, 1997. The Company has also entered into agreements pursuant to which the Company provides ENBC certain accounting and administration and computer and communications services. ENBC's principal business objective is to become the leading specialty retailer of fresh-baked bagels and related products in the United States and to ultimately support and extend its consumer brands through alternate distribution channels, such as wholesale and contract food service. ENBC franchises and operates specialty retail stores that feature fresh-baked bagels, cream cheeses, coffee and other related products, primarily under the Einstein Bros. Bagels and Noah's New York Bagels brand names.

     As of December 29, 1996, ENBC had 315 stores in operation systemwide, of which 301 were operated by area developers financed in part by ENBC and 14 were ENBC company stores. Such financing generally permits ENBC in certain circumstances to convert its loan into a majority equity interest in the area developer. As of December 29, 1996, ENBC had entered into area development agreements that provide for the development of 1,016 additional stores, the majority of which are scheduled to open over the next three years. ENBC's area developers are pursuing a rapid expansion strategy similar to that of the Company's area developers. Consequently, the Company believes that ENBC's area developers will also incur net losses during their rapid expansion phase. The Company also believes, however, that the factors applicable to start-up losses and recovery of such losses by the Boston Market area developers should apply to ENBC area developers as well. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2 AND "--AREA DEVELOPERS".

     ENBC has granted to the Company an option to purchase newly issued shares of ENBC common stock for cash or registered shares of the Company's common stock that permits the Company to maintain ownership of up to 52% of the outstanding shares of ENBC common stock (the "ENBC Option"). In the event payment is made in registered shares of the Company's common stock, the Company has agreed to guarantee the price at which those shares can be sold at the market within a limited time period. The ENBC Option will terminate if (i) the Company sells or transfers shares of ENBC common stock and as a result owns less than a majority of the then outstanding shares of ENBC's voting stock or (ii) the percentage of outstanding shares of voting stock of ENBC owned by the Company is reduced below 50% other than as a result of the Company's voluntary sale or transfer of shares of ENBC common stock and the Company fails to acquire a sufficient number of shares of ENBC common stock so that it owns at least a majority of the then outstanding shares of voting stock of ENBC by July 31 of the calendar year next following the calendar year in which such reduction occurs. In calculating the percentage ownership of voting stock of ENBC owned by the Company for purposes of the ENBC Option, such calculation excludes from ownership by the Company (i) 701,177 shares of ENBC common stock subject to options granted by the Company,
(ii) any shares of ENBC common stock held by officers, directors or employees of the Company, and (iii) any shares of ENBC common stock held by any person or entity that would not be counted under generally accepted accounting principles in determining whether the Company owns a majority of the voting stock for consolidated financial statement reporting purposes. Pursuant to such calculation, as of December 31, 1996, the Company owned approximately 51.3% of the outstanding common stock of ENBC and had the right to purchase 441,788 shares of common stock of ENBC at prices ranging from $28.575 to $30.75 per share. ENBC also granted to the Company pursuant to a registration rights agreement five demand and unlimited piggyback registration rights under the Securities Act of 1933, as amended (the "Securities Act"), with respect to shares of ENBC common stock owned by the Company.

     The Company has also provided to ENBC a $50.0 million unsecured, subordinated, non-convertible loan. As of December 29, 1996, there was no balance outstanding under the facility. Interest on the loan is based on the reference rate of Bank of America Illinois plus 0.5%. Any borrowings outstanding are payable on June 15, 2003. The Company may satisfy a portion of its funding obligations under the loan agreement in cash or shares of common stock. The Company has agreed to guarantee the price of any shares of common stock delivered to ENBC in satisfaction of the Company's obligations under the loan agreement and thereafter sold by ENBC.

PROGRESSIVE FOOD CONCEPTS, INC.

     On January 31, 1997, Progressive Food Concepts, Inc. ("PFCI"), a new company partially financed by the Company, entered into a series of agreements with Harry's Farmers Market, Inc. ("Harry's"), an operator of retail food stores in the Atlanta area, to capitalize on emerging trends in the food buying habits of today's consumers. The transaction permits PFCI to develop a business model based on Harry's existing businesses and acquire a substantial equity investment in Harry's. The Company has provided PFCI with a $17.0 million secured loan that is convertible, after a moratorium period and subject to PFCI meeting certain financial performance criteria, into a majority equity interest in PFCI.

     Harry's owns and operates five stores in the Atlanta area, including: three Harry's Farmers Markets, mega-markets specializing in high quality fruits, vegetables, meats and seafood, fresh bakery goods, fresh ready-to-heat/cook and ready-to-eat prepared foods, and deli, cheese and dairy products; and two smaller Harry's In A Hurry stores, which emphasize high quality, fresh ready-to-heat/cook prepared foods and specialty perishables. Harry's line of over 300 prepared food products and meals are made in its 28,000 square foot USDA-approved manufacturing facility, and over 200 proprietary bakery items are baked fresh daily in its 55,000 square foot bakery.

     Pursuant to the agreements with Harry's, PFCI has acquired beneficial ownership of, and a royalty-free license to use, all of Harry's intellectual property and trademark rights outside the states of Georgia and Alabama (including all rights to the Harry's Farmers Market and Harry's In A Hurry retail concepts) and access to Harry's personnel, information, and facilities for purposes of developing a business model based on Harry's businesses. PFCI has also obtained the right to acquire, subject to certain conditions, up to seven million shares of Harry's Class A common stock (representing approximately 43% of Harry's currently outstanding common stock and approximately 20% of the voting power of such outstanding common stock), and a right of first refusal with respect to additional financings and business combination transactions into which Harry's may propose to enter.

EMPLOYEES

     As of March 11, 1997, the Company and ENBC had approximately 975 employees, including approximately 630 employed at their support centers in Golden, Colorado, and approximately 345 employed as salaried or hourly personnel at Company stores and ENBC company stores. None of the Company's or ENBC's employees are represented by any labor union or covered by any collective bargaining contract. The Company and ENBC believes their relationship with their employees is good.

EXECUTIVE OFFICERS

     Set forth below are the names and ages of the executive officers of the Company, the positions they hold with the Company, and summaries of their business experience. Executive officers are elected by, and serve at the discretion of, the Board of Directors. The executive officers of the Company are as follows:

     Scott A. Beck, age 38, joined the Company as Chairman of the Board, Chief Executive Officer, and a director in June 1992 and has been Chairman or Co-Chairman since that date. In January 1997, he also assumed the responsibilities of President of the Company. He was Vice Chairman of the Board of Blockbuster Entertainment Corporation ("Blockbuster") from September 1989 until his retirement in January 1992, and Chief Operating Officer from September 1989 to January 1991. From June 1987 to August 1989, Mr. Beck was Managing Partner of Blockbuster's first and largest franchisee ("Blockbuster Midwest") until its acquisition by Blockbuster in 1989. Since 1980, Mr. Beck has served as President of Pace Affiliates, Inc., an investment banking firm which he founded. Mr. Beck is the Company's officer principally in charge of overseeing the Company's investment in ENBC and serves as their Chairman of the Board.

     Mark W. Stephens, age 42, joined the Company as Chief Financial Officer in October 1993 and, in addition, became a Vice Chairman of the Board and a director in December 1995. From November 1992 until October 1993, he was Managing Director of Haas, Wheat & Partners Incorporated, a private investment firm. From April 1989 until November 1992, Mr. Stephens was a Senior Vice President of Grauer & Wheat Investments, Inc. Prior thereto, Mr. Stephens was Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation from 1985 until 1989 and Vice President of Merrill Lynch Private Capital from 1984 to 1985.

     Laurence M. Zwain, age 44, joined the Company in January 1996 as President and Chief Executive Officer of the Company's Boston Market division and, in addition, became a Vice Chairman of the Board and a director in August 1996. From November 1994 until joining the Company, Mr. Zwain served as President and Chief Operating Officer of PepsiCo Restaurants International, a division of PepsiCo, Inc. From September 1992 until November 1994, he served as President and Chief Executive Officer of KFC International. From February 1991 until September 1992, he served as Senior Vice President of Operations for KFC International. From October 1988 until February 1991, he served as Division Vice President of Pizza Hut, Inc.'s Western U.S. region. Mr. Zwain was Vice
President of New Concepts for Pizza Hut from 1987 to 1988, and served as Vice President of National Marketing for Pizza Hut from 1986 to 1987. KFC and Pizza Hut, Inc. are subsidiaries of PepsiCo, Inc.

     Mark R. Goldston, age 41, joined the Company in January 1996 to undertake various special projects and became a Vice Chairman of the Board and a director in August 1996. Mr. Goldston also serves as President, Chief Executive Officer and a director of ENBC. From July 1994 to April 1996, Mr. Goldston was the Chairman and Chief Executive Officer of The Goldston Group, a strategic advisory firm which advises high-growth companies on improving performance and creating operating leverage and efficiencies. From October 1991 to June 1994, Mr. Goldston served as President and Chief Operating Officer of L.A. Gear, Inc.

     John J. Todd, age 36, joined the Company in April 1996 as Chief Financial Officer of the Company's Boston Market division. From 1988 to 1996, he was employed at Pizza Hut, Inc. in a variety of positions including Manager - Strategic Planning, Division Finance Director and Vice President of Acquisitions. Before Pizza Hut, he served as a Senior Financial Analyst at General Foods.

     Mark A. Link, age 38, became Vice President-Financial Reporting of the Company in March 1995 and became Principal Accounting Officer in December 1995. Mr. Link joined the Company in December 1993 as Director of SEC and Financial Reporting and served in that capacity until March 1995. From 1980 until December 1993, Mr. Link was employed by Deloitte & Touche, LLP where he was a Senior Manager for five years prior to joining the Company. Mr. Link is a certified public accountant.

ITEM 2.  PROPERTIES

     The Company and ENBC lease their support centers (containing its principal executive offices, Boston Market and Einstein Bros. test kitchens, and training facilities), which are located in approximately 157,000 square feet of space in Golden, Colorado. The Company also leases approximately 25,000 square feet of additional office space in a building near its support center. The Company considers its offices to be in good condition.

     The Company also owns or leases land or buildings for its Company stores. In certain circumstances, the Company owns or leases land or buildings which it then leases or subleases to its area developers. Stores leased by the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes, maintenance costs, and insurance premiums and, in a few cases, to pay percentage rent based on sales in excess of specified amounts. Generally, the Company's leases have initial terms of five years with options to renew for three additional five year periods.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and ENBC, like others in the food service business, are from time to time the subject of complaints, threat letters, or litigation from customers alleging illness, injury, or other food quality, health (including food-borne illness claims), or operational concerns. Claims relating to foreign objects, food-borne illness or operating issues are common in the food service industry and a number of such claims may exist at any given time. Adverse publicity resulting from such allegations may materially adversely affect the Company and ENBC and one or more of their brands, regardless of whether such allegations are valid or whether the Company or ENBC are liable. In addition, the Company encounters complaints and allegations from former or prospective employees or others from time to time, as well as other matters which are common for large businesses such as the Company. The Company does not believe that any such matters of which it is aware are material to the Company individually or in the aggregate, but matters may arise which could adversely affect the Company or the business operations.

     The Company believes that the lawsuits, claims, and other legal matters to which it and ENBC have become subject in the course of their business are not material to the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.

                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low sales prices of the common stock during each of the Company's fiscal quarters for the last two years as quoted on the Nasdaq National Market as reported by The Wall Street Journal (Western Edition).


                                                      High              Low
                                                      ----              ---
1995:
  First Quarter (ended April 16, 1995).........     $19 - 7/8        $14 - 1/2
  Second Quarter (ended July 9, 1995)..........      26 - 5/8         16 - 7/8
  Third Quarter (ended October 1, 1995)........      27 - 1/2         23
  Fourth Quarter (ended December 31, 1995).....      35 - 7/8         25 - 7/8
1996:
  First Quarter (ended April 21, 1996).........      37 - 5/8         27 - 3/8
  Second Quarter (ended July 14, 1996).........      37               27 - 1/4
  Third Quarter (ended October 6, 1996)........      36 - 3/8         24 - 1/8
  Fourth Quarter (ended December 29, 1996).....      41 - 1/2         31 - 3/8

     As of February 28, 1997, there were approximately 2,900 record holders of the common stock.

     The Company does not pay cash dividends on its common stock and the Board of Directors intends to continue a policy of retaining earnings for use in the Company's operations. The Company does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's current senior credit facilities prohibit the payment of cash dividends.

     During the fourth quarter of 1996, the Company issued a warrant to purchase an aggregate of 69,600 shares of the Company's common stock. The warrant has an exercise price of $37.75 per share and is exercisable at any time through December 12, 2001. The warrant was issued without registration under the Securities Act in reliance on section 4(2) of the Securities Act and Rule 506 of Registration D promulgated under the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial and store data for the Company, including ENBC from the date of conversion (June 17, 1996) of the Company's loan to ENBC. This data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 hereof and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 hereof.

                                                                                 Fiscal years ended (1)
                                                         ---------------------------------------------------------------------
                                                         Dec. 27,     Dec. 26,       Dec. 25,        Dec. 31,         Dec. 29,
                                                           1992         1993           1994            1995           1996(2)
                                                         --------     --------       --------        --------         --------
                                                             (In thousands, except per share data and number of stores)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
  Royalties and franchise related fees...............    $ 2,627      $ 11,551       $ 43,603       $   74,662       $  115,510
  Interest income....................................          -         1,130         11,632           33,251           65,048
  Company stores.....................................      5,656        29,849         40,916           51,566           83,950
                                                         -------      --------       --------        ---------        ---------
    Total revenue....................................      8,283        42,530         96,151          159,479          264,508
Costs and expenses:
  Cost of products sold..............................      2,241        11,287         15,876           19,737           31,160
  Salaries and benefits..............................      7,110        15,437         22,637           31,137           42,172
  General and administrative.........................      5,241        13,879         27,930           41,367           99,847(3)
  Provision for relocation...........................          -             -          5,097                -                -
                                                         -------      --------       --------        ---------        ---------
    Total costs and expenses.........................     14,592        40,603         71,540           92,241          173,179
                                                         -------      --------       --------        ---------        ---------
Income (loss) from operations........................     (6,309)        1,927         24,611           67,238           91,329
Other income (expense)...............................        459          (280)        (4,161)         (12,865)          23,854(4)
                                                         -------      --------       --------        ---------        ---------
Income (loss) before income taxes
    and minority interest............................     (5,850)        1,647         20,450           54,373          115,183
Minority interest in (earnings) of subsidiary........          -             -              -                -           (5,235)
Income taxes.........................................          -             -          4,277           20,814           42,990
                                                         -------      --------       --------        ---------        ---------
Net income (loss)....................................    $(5,850)     $  1,647       $ 16,173       $   33,559       $   66,958
                                                         =======      ========       ========        =========        =========
    Net income (loss) per common and
     equivalent share................................    $ (0.21)     $   0.06       $   0.38       $     0.66       $     1.01
                                                         =======      ========       ========        =========        =========
    Weighted average number of common
     and equivalent shares outstanding...............     28,495        32,667         42,861           50,972           66,501
STORE DATA (UNAUDITED):
    Systemwide Boston Market store revenue(5)........    $42,654      $152,056       $383,691       $  792,948       $1,166,591
    Number of Boston Market stores:
     Beginning of year...............................         34            83            217              534              829
     Opened..........................................         50           138            323              310              273
     Closed..........................................         (1)           (4)            (6)             (15)             (15)
                                                         -------      --------       --------        ---------        ---------
     End of year.....................................         83           217            534              829            1,087
                                                         =======      ========       ========        =========        =========
     Company stores..................................         19            38             41                3              105
     Franchised stores...............................         64           179            493              826              982
CONSOLIDATED BALANCE SHEET DATA:
     Working capital.................................    $ 7,816      $  2,788       $ 32,049       $  313,483       $   58,829
     Notes receivable................................        773        45,716        202,500          456,034          800,519
     Total assets....................................     22,670       110,064        426,982        1,073,877        1,543,616
     Long-term debt..................................          -             -        130,000          307,178          312,454
     Stockholders' equity............................    $17,037      $ 94,906       $259,815       $  716,831       $  935,840

-----------------------------------------------------
(1) The Company's fiscal year is the 52/53-week period ending on the last Sunday in December and normally consists of 13 four-week periods. The fiscal year ended December 31, 1995 includes 53 weeks of operations.

(2) On June 17, 1996, the Company began consolidating ENBC's results of operations as a result of the Company's conversion of its loan to ENBC into a majority equity interest in ENBC's common stock. Giving pro forma effect of the Company's loan conversion as of the beginning of the Company's fiscal year, total revenue, net income, and net income per common and equivalent share were $292,030,000, $59,522,000, and $0.90, respectively.

(3) Includes non-recurring ended December 29, 1996 charges of approximately $38.0 million.

(4) Includes non-recurring ended December 29, 1996 gains of approximately $38.2 million.

(5)  Includes gross revenue for all stores in the Boston Market system.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During fiscal year 1996, the Company converted its loan into a majority equity interest in ENBC and acquired a 93% interest in Mid-Atlantic, its Boston Market area developer for the Philadelphia area. Subsequent to the Company's acquisition of its interest in Mid-Atlantic, Mid-Atlantic acquired 100% of the equity interest in New Jersey Rose, the Boston Market area developer for the southern New Jersey area. In March 1997, the Company converted its loan to BCNY into a majority equity interest in BCNY, its Boston Market area developer for the metropolitan New York, northern New Jersey, and Connecticut areas. Additionally, the Company agreed to acquire 40% of the current equity holders' interest in BCNY, which, after giving effect to the conversion, will result in the Company having an equity interest in BCNY of approximately 84%.

     As a result of these transactions, the revenue previously generated by the Company as a lender and service provider to ENBC and as a lender, franchisor, and service provider to such area developers prior to the date of the respective transactions has been or will be eliminated in consolidation and replaced with revenue and operating expenses from ENBC franchise operations as well as from ENBC company-owned stores and from Company-owned stores from and after the dates of the respective transactions. The foregoing results are adjusted in the "minority interest" line item to reflect the minority interests not owned by the Company. As a result of these transactions, the operating results for the 1996 fiscal year are not, and for the 1997 fiscal year will not be, readily comparable to those for the 1995 and 1994 fiscal years.

COMPANY-OWNED STORES

     As part of its rapid store development strategy, the Company had a practice of "seeding" a start-up market with Company stores, which the Company would subsequently sell to a newly-formed area developer for that market. In 1994 and 1995, as part of its store seeding practice, the Company sold 54 and 91 Boston Market stores, respectively, to newly-formed area developers. As a result of the completion of the area developer network in 1995, the Company no longer has the need to "seed" start-up markets with Boston Market stores. ENBC is currently seeding markets in a manner similar to that previously undertaken by the Company. In 1996, ENBC sold 59 stores to its area developers and anticipates completing its store seeding program in 1997. As a result of the sale of Company stores to newly-formed area developers, revenue and operating expenses from such stores (while owned by the Company and ENBC) was replaced with revenue generated as a franchisor and service provider. There have been no material gains or losses recognized as a result of the sales.

     Because of the store seeding program, stores owned by the Company in 1994 and 1995 were generally newer stores in start-up markets. Typically, these stores tend to have higher costs due to employee inexperience and resulting inefficiencies, a lack of store-specific operating history to assist in forecasting daily food and labor needs, and lack of brand awareness in their market area. Beginning with the acquisition of the Mid-Atlantic stores, the Company has established a base of Company-owned stores that it believes are more reflective of mature store performance in an established market. The following table sets forth store performance data for these stores from the date of their acquisition through December 29, 1996 (in thousands of dollars):

          Net sales.........................    $73,512.7       100.0%
          Food and paper costs..............     27,441.7        37.3%
          Salaries and benefits.............     18,470.6        25.1%
          Operating expenses................      5,656.8         7.7%
          Occupancy and advertising costs...      8,080.8        11.0%
                                                ---------       ------
          Store cash flow...................    $13,862.8        18.9%
                                                =========       ======

RESULTS OF OPERATIONS

Fiscal Year 1996 Compared to Fiscal Year 1995

     Revenue. Total revenue increased 66% for 1996 over 1995. Royalties and franchise related fees increased 55%, primarily attributable to higher royalties resulting from an increase in revenue from Boston Market franchised stores and the inclusion of ENBC royalties from the date of conversion of the Company's loan into ENBC common stock. Total Boston Market systemwide store revenue increased to $1.2 billion in 1996, up 47% from $792.9 million in 1995. The increase in systemwide store revenue was due primarily to an increase in the number of Boston Market stores open and higher average revenue per store. Weekly per store average ("WPSA") revenue per Boston Market store increased 6.6% to $24,064 for 1996, from $22,570 in 1995. WPSA represents the weekly per store average gross revenue for all stores in the Boston Market system based upon the actual number of days the stores are open in the reporting period. ENBC's royalties and franchise related fees accounted for 37% of the increase in royalty and franchise related fees for 1996. Interest income increased 96% over 1995 due to higher outstanding loan balances associated primarily with the increases in stores opened by Boston Market and ENBC area developers. ENBC's interest income from area developer financing accounted for 16% of the increase in interest income.

     Revenue from Company-owned stores is significantly affected by the average number of such stores operating in the periods being compared. The average number of Company stores for 1996 was 64 compared to 37 for 1995. This change in average number of stores is attributable to the timing of store sales to area developers in 1995 and the acquisition of stores in 1996. Revenue from Company stores increased 63% for 1996 compared with 1995. The increase for the fiscal year was due to a combination of a higher average number of Company stores operating during fiscal 1996 and the inclusion of ENBC's company stores from the date of conversion of the ENBC loan. Revenue from ENBC company stores accounted for 24% of the increase in store revenue for the fiscal year.

     Cost of Products Sold. As a result of a higher average number of Company stores operating during the year, cost of products sold increased 58% for 1996 compared with 1995. ENBC's company stores accounted for 24% of the increase in cost of products sold for the fiscal year.

     Salaries and Benefits. Salaries and benefits increased 35% for 1996 from 1995, primarily as a result of the higher average number of Company stores operating in 1996. The increase was also due to the inclusion of ENBC employees from the date of conversion of the Company's loan to ENBC and an increased number of employees at the Company's support center necessary to support systemwide expansion. ENBC accounted for 39% of the increase in salaries and benefits for the year.

     General and Administrative. Included in general and administrative expenses for 1996 were non-recurring charges of approximately $38 million for asset write-downs and a provision to purchase certain store equipment from Boston Market area developers related to the introduction of the new F.A.S.T. Track service system designed to provide faster service to Boston Market customers. Absent these items, general and administrative expenses increased 50% for 1996. The increase for the year was primarily attributable to greater depreciation and amortization expense, an increase in the general and administrative expenses at the support center necessary to support systemwide expansion, and inclusion of ENBC's general and administrative expenses from the date of conversion of the Company's loan to ENBC. Excluding the non-recurring charges, ENBC accounted for 38% of the increase in general and administrative expenses for the year. Included in general and administrative expenses were depreciation and amortization charges of $22.9 million in 1996 compared with $11.4 million in 1995. The increase in depreciation and amortization expense was primarily attributable to a higher fixed asset base reflecting the Company's and ENBC's investment in support center infrastructure as well as the goodwill associated with the acquisition of the interest in Mid-Atlantic and the conversion of the ENBC loan.

     Other Income (Expense). Included in other income (expense) for the year was a $38.2 million gain recognized as a result of ENBC issuing approximately
8.9 million shares of ENBC common stock to third parties at prices per share greater than the Company's carrying value. See Note 13 of Notes to Consolidated Financial Statements. Absent this gain, the Company had a net expense of $14.3 million compared with a net expense of $12.9 million in 1995. This increase was due to additional interest expense incurred in 1996 resulting from the Company's Liquid Yield Option Notes due June 1, 2015 ("LYONs") being outstanding during all of 1996 versus only a portion of the year in 1995.

     Income Taxes. The provision for income taxes for 1996 reflects the Company's expected effective tax rate.

     Minority Interest. The minority interest in the earnings of subsidiary of $5.2 million for 1996 represents the minority ownership interest in the earnings of ENBC.

Fiscal Year 1995 Compared to Fiscal Year 1994

     Revenue. Total revenue increased 66% for 1995 from 1994. Royalty and franchise related fees increased 71% primarily due to an increase in royalties attributable to the larger base of franchise stores operating systemwide, from 493 stores at December 25, 1994 to 826 stores at December 31, 1995 and an increase in lease and real estate services income. Interest income increased as a result of increased loans made to certain area developers.

     Revenue from Company stores increased 26% for 1995 due to a combination of a higher average number of Company stores open and higher average store revenue during 1995. The Company had three Company stores at December 31, 1995, compared to 41 at December 25, 1994. During 1995, the Company sold 91 Company stores that it had opened to seed development in start-up markets prior to executing area development agreements for such markets. The Company's seeding program concluded in 1995 as a result of the completion of its nationwide area developer network.

     Cost of Products Sold. Cost of products sold increased 24% for 1995 from 1994 primarily due to an increase in the number of Company stores open and higher average store revenue during the year.

     Salaries and Benefits. Salaries and benefits increased 38% in 1995 from 1994. The increase resulted from an increase in the number of employees at the Company's support center necessary to support systemwide expansion and an increase in the number of employees at Company stores due to a higher average number of Company stores open during the year.

     General and Administrative. General and administrative expenses increased 48% for 1995 from 1994. The increase is attributable to the continued development of the Company's support center infrastructure necessary to support systemwide expansion and higher general and administrative expenses at Company stores resulting from a higher average number of Company stores open during the year. Included in general and administrative expenses were depreciation and amortization charges of $11.4 million in 1995 and $6.1 million in 1994. The increase in depreciation and amortization expense is primarily attributable to a substantially higher fixed asset base reflecting the Company's investment in its infrastructure.

     Other Expense. The Company incurred other expense of $12.9 million in 1995 compared with other expense of $4.2 million in 1994. This increase reflects higher net interest expense, primarily attributable to the Company's 4-1/2% convertible subordinated debentures (the "4-1/2% Debentures"), which were outstanding during all of 1995, interest expense on the Company's LYONs commencing in June 1995, and short-term borrowings under its credit facility, partially offset by higher interest income.

     Income Taxes. The provision for income taxes for 1995 reflects the Company's expected effective tax rate.

Fiscal Year 1994 Compared to Fiscal Year 1993

     Revenue. Total revenue increased 126% for 1994 from 1993. Royalty and franchise related fees increased 277% primarily due to an increase in royalties attributable to the larger base of franchise stores operating systemwide, from 179 stores at December 26, 1993 to 493 stores at December 25, 1994, and an increase in franchise fees related to the increase in the number of stores that commenced operation as franchised stores during the year. Additional factors contributing to the increase in revenue from royalty and franchise related fees include an increase in lease income due to a higher number of store sites that the Company owns and leases to area developers, and recognition of software license and maintenance fees for store-level computer software systems developed by the Company for use by franchisees. No software-related fees were earned in 1993. Interest income increased as a result of increased loans made to certain area developers.

     Revenue from Company stores increased 37% for 1994 from 1993. This increase was due to a higher average number of Company stores open during the year. The Company had 38 Company stores at December 26, 1993 compared to 41 at December 25, 1994. During 1994, the Company sold 54 Company stores that it had opened to seed new markets.

     Cost of Products Sold. Cost of products sold increased 41% for 1994 from 1993. This increase was primarily due to an increase in the number of Company stores open during 1994.

     Salaries and Benefits. Salaries and benefits increased 47% for 1994 from 1993. The increase resulted from an increase in the number of employees at the Company's support center necessary to support systemwide expansion and an increase in the number of employees at Company stores due to a higher average number of Company stores open during the year.

     General and Administrative. General and administrative expenses increased 101% for 1994 from 1993. The increase is attributable to the development of the Company's support center infrastructure necessary to support systemwide expansion and higher general and administrative expenses at Company stores resulting from a higher average number of Company stores open during the year. Included in general and administrative expenses were depreciation and amortization charges of $6.1 million in 1994 and $2.0 million in 1993. The increase in depreciation and amortization expense is primarily attributable to a substantially higher fixed asset base reflecting the Company's investment in its infrastructure.

     Provision for Relocation. In September 1994, the Company consolidated its four Chicago-based support center facilities into a single facility and relocated to Golden, Colorado. The total cost of the relocation was $5.1 million.

     Other Expense. The Company incurred other expense of $4.2 million in 1994, compared with other expense of $0.3 million in 1993. This increase reflects higher interest expense, primarily attributable to the $130.0 million of the 4-1/2% Debentures and short-term borrowings under its unsecured credit facility, partially offset by higher interest income.

     Income Taxes. Included in income taxes in 1994 is a $3.5 million benefit reflecting an adjustment to the valuation allowance previously provided against deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operations increased to $144.9 million in 1996 from $55.5 million in 1995 and from $35.9 million in 1994. Income before non-cash charges and credits increased to $99.4 million in 1996 compared to $65.4 million in 1995 and $26.2 million in 1994. The annual increases were due primarily to increased net income. Cash provided from working capital was $45.5 million in 1996 compared with a decrease of working capital of $10.0 million in 1995 and an increase in working capital of $9.8 million in 1994. The change in working capital in 1996 compared to 1995 was primarily attributable to increases in accounts payable and accrued expenses experienced as a result of the general growth of the business. The working capital generated in 1994 resulted from an increase in accounts payable and accrued expenses due to the general growth in the business and an increase in deferred franchise revenue associated with executing franchise agreements for new stores.

     Cash provided from financing activities over the past three years reflect the Company's use of various sources of capital to fund its business. During 1996, the Company sold 2,992,000 shares of its common stock for net proceeds of approximately $100.3 million and ENBC sold 8,670,000 shares of ENBC common stock, which raised net proceeds of $174.6 million, including purchases by the Company of $45.9 million of shares of ENBC's common stock.

     In 1996, the Company terminated its existing revolving credit facility and entered into a new $110.0 million senior revolving credit facility. Borrowings under the revolving credit facility bear interest at either the agent's reference rate plus an applicable margin or the eurodollar rate plus an applicable margin, at the Company's option. The revolving credit agreement is secured by certain assets of the Company and expires in December 1999. The Company also entered into a new $190.0 million senior secured credit facility, structured as a master lease, which provides financing for equipment and real estate for stores operated by the Company and its area developers. The 1996 master lease facility is accounted for as an operating lease, bears interest at LIBOR plus an applicable margin, and has terms, including renewal options, of between three and five years. As of December 29, 1996, the Company had utilized approximately $149.0 million of the facility to retire the existing outstanding balance under a prior master lease and to finance equipment and real estate for new stores. Availability of borrowings under the Company's revolving credit facility and the 1996 master lease facility is formula-based. In connection with the revolving credit facility and the 1996 master lease facility, the Company also entered into a facilities agreement, which contains affirmative, negative, and financial covenants governing both such facilities. The revolving credit facility and the 1996 master lease facility are also cross-collateralized and cross-defaulted. As of December 29, 1996, the Company and ENBC had $50.1 million and $50.7 million, respectively, available in cash and cash equivalents. In addition, the Company and ENBC had $110.0 million and $45.0 million, respectively, available under their revolving credit facilities.

     During 1995, the Company completed the sale of LYONs, for which the Company received gross proceeds of approximately $172.5 million and sold 10,350,000 shares of its common stock for net proceeds of approximately $342.0 million. See
Note 6 of Notes to Consolidated Financial Statements. During 1994, the Company issued $130.0 million of 4-1/2% Debentures. See Note 6 of Notes to Consolidated Financial Statements. During 1994, the Company also sold 6,900,000 shares of its common stock for net proceeds of approximately $120.0 million.

     Over the last three years the Company's primary use of capital reflects its goal of establishing brand awareness and market leadership by providing partial financing to its area developers for their use in rapid store development and to finance their working capital needs. As of December 29, 1996, the Company had secured loan commitments to its Boston Market financed area developers aggregating $838.0 million of which $647.3 million had been advanced. As of December 29, 1996, ENBC had secured loan commitments to its area developers aggregating $283.2 million, of which $140.8 million had been advanced. Net loan advances were $473.9 million in 1996, $253.5 million in 1995, and $156.8 million in 1994. The annual increases in loan advances were attributable to more stores being opened each year by the Company's and ENBC's area developers and consolidation among area developers.

     In addition to providing financing to its area developers, the Company's capital requirements relate to continued development of its corporate infrastructure, which supports systemwide expansion, acquisition and development of Company stores, and funding commitments to PFCI and any future commitments to BMI. The Company has committed to provide PFCI a $17.0 million convertible secured loan and expects to make a convertible secured loan to BMI. See "Item 1. Business-Progressive Food Concepts, Inc.", and "Item 1. Business-Current Initiatives in the Boston Market System-Boston Market International". In 1996, the Company expended $50.5 million on its corporate infrastructure and $49.3 million to acquire and develop Company stores. During 1995 and 1994, the Company expended $24.9 million and $46.3 million, respectively, on its corporate infrastructure and $87.5 million and $115.8 million, respectively, to develop Company stores and acquire real estate for store development. These capital expenditures have been partially offset with cash proceeds from selling Company stores as a result of the Company's store seeding practice. The Company generated $54.1 million and $40.5 million in 1995 and 1994, respectively, from selling Company stores to newly-formed area developers. As a result of completing the Boston Market area developer network in 1995, the Company no longer has the need to seed new markets. Accordingly, in 1996, the Company did not, and in the future the Company does not anticipate it will realize cash proceeds from the sale of stores to newly-formed area developers. ENBC is currently seeding markets in a manner similar to that previously undertaken by the Company. During 1996, ENBC generated $30.1 million from the sale of ENBC company stores to newly-formed area developers. ENBC anticipates completing its store seeding program in 1997. In addition to this seeding program, the Company generated cash from financing land, building and equipment of $45.4 million, $18.4 million, and $6.1 million in 1996, 1995, and 1994, respectively.

     The Company anticipates that it and ENBC, and their respective area developers, will have need for additional financing dependent primarily upon the number of stores opened, the cost of such stores, and store operating results. In addition, the Company expects that BMI, its area developers, franchisees, licensees, and/or joint venture partners, and PFCI will have need for additional financing. The Company's capital requirements depend primarily upon the amount and timing of borrowings under the loan agreements between the Company and its area developers and the Company and ENBC, BMI, and PFCI. The Company, ENBC, and the other aforementioned entities may seek additional funds from offerings of debt or equity securities. There can be no assurance that the Company, ENBC, or such entities will be able to raise such funds on satisfactory terms when needed. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

SEASONALITY

     Historically, the Company has experienced lower average store revenue in the months of January and February as a result of inclement weather.

IMPACT OF INFLATION

     The Company and ENBC believe that inflation has not had a material impact on its operations to date. Substantial increases in labor, employee benefits, food, and other operating expenses could adversely affect the operations of Boston Market, Einstein Bros. Bagels and Noah's New York Bagel stores.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

The following table shows quarterly financial results for fiscal 1995 and 1996. The first quarter consists of four four-week periods and the second and third quarters consist of three four-week periods. The fourth quarter of 1995 contains two four-week periods and one five-week period. The fourth quarter of 1996 contains three four-week periods.

                                   First      Second       Third       Fourth
                                  Quarter     Quarter      Quarter     Quarter
                                 ---------    --------    ---------   ---------
1996:
----

Revenue........................  $ 47,347     $ 64,561    $ 74,310    $ 78,290
Income from Operations.........    28,547       29,860      19,513      13,409
Net Income.....................    15,649       15,916      17,300      18,093
Net Income per Common and
   Equivalent Share............  $   0.24     $   0.24    $   0.26    $   0.27


1995:
----

Revenue........................  $ 40,107     $ 34,800    $ 38,671    $ 45,901
Income from Operations.........    13,527       14,412      18,881      20,418
Net Income.....................     7,116        7,420       8,814      10,209
Net Income per Common and
   Equivalent Share............  $   0.15     $   0.15    $   0.17    $   0.19

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants.................................................  21

Consolidated Financial Statements:

     Consolidated Balance Sheets at December 31, 1995 and December 29, 1996..............  22

     Consolidated Income Statements for the fiscal years ended
      December 25, 1994, December 31, 1995, and December 29, 1996........................  23

     Consolidated Statements of Stockholders' Equity for the fiscal years ended
      December 25, 1994, December 31, 1995, and December 29, 1996........................  24

     Consolidated Statements of Cash Flows for the fiscal years ended
      December 25, 1994, December 31, 1995, and December 29, 1996........................  25

     Notes to Consolidated Financial Statements..........................................  26

Report of Independent Public Accountants on Schedule.....................................  43

Supplemental Schedule....................................................................  44


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Boston Chicken, Inc.:

     We have audited the accompanying consolidated balance sheets of Boston Chicken, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and December 29, 1996, and the related consolidated income statements, statements of stockholders' equity and cash flows for the fiscal years ended December 25, 1994, December 31, 1995, and December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Chicken, Inc. and subsidiaries as of December 31, 1995 and December 29, 1996, and the results of their operations and their cash flows for the fiscal years ended December 25, 1994, December 31, 1995, and December 29, 1996 in conformity with generally accepted accounting principles.



Denver, Colorado
March 18, 1997

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                       December 31,     December 29,
                                                                                          1995           1996
                                                                                       ------------  ------------
      ASSETS
      ------
Current Assets:
  Cash and cash equivalents......................................................      $  310,436      $  100,800
  Accounts receivable, net.......................................................          13,445          22,438
  Due from affiliates............................................................           9,614          10,246
  Notes receivable...............................................................           5,462               -
  Prepaid expenses and other current assets......................................           1,536           4,050
  Deferred income taxes..........................................................           3,322           8,928
                                                                                       ----------      ----------
    Total current assets.........................................................         343,815         146,462
Property and Equipment, net......................................................         258,550         334,748
Notes Receivable.................................................................         450,572         800,519
Deferred Financing Costs, net....................................................          15,745          13,361
Goodwill, net....................................................................               -         190,439
Other Assets, net................................................................           5,195          58,087
                                                                                       ----------      ----------
    Total assets.................................................................      $1,073,877      $1,543,616
                                                                                       ==========      ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current Liabilities:
  Accounts payable...............................................................      $   12,292      $   40,430
  Accrued expenses...............................................................           9,095          36,547
  Deferred franchise revenue.....................................................           8,945          10,656
                                                                                       ----------      ----------
    Total current liabilities....................................................          30,332          87,633
Deferred Franchise Revenue.......................................................           2,072           7,740
Convertible Subordinated Debt....................................................         129,872         129,841
Liquid Yield Option Notes........................................................         177,306         182,613
Deferred Income Taxes............................................................          16,631          40,216
Other Noncurrent Liabilities.....................................................             833           6,292
Minority Interest................................................................               -         153,441
Commitments and Contingencies
Stockholders' Equity:
     Preferred Stock----$.01 par value; authorized 20,000,000
     shares; no shares issued and outstanding....................................               -               -
     Common Stock----$.01 par value; authorized 480,000,000
      shares; issued and outstanding: 59,129,301 shares in 1995
       and 64,245,868 in 1996....................................................             591             642
    Additional paid-in capital...................................................         675,611         827,611
                                                                                       ----------      ----------
    Retained earnings............................................................          40,629         107,587
                                                                                       ----------      ----------
                                                                                          716,831         935,840
                                                                                       ----------      ----------
          Total liabilities and stockholders' equity.............................      $1,073,877      $1,543,616
                                                                                       ==========      ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)


                                                                 Fiscal Years Ended
                                                   ------------------------------------------------
                                                   December 25,      December 31,      December 29,
                                                      1994              1995              1996
                                                   ------------      ------------      ------------
                                                                      (53 weeks)
Revenue:
  Royalties and franchise related fees............   $43,603          $ 74,662           $115,510
  Company stores..................................    40,916            51,566             83,950
  Interest income.................................    11,632            33,251             65,048
                                                     -------          --------           --------
     Total revenue................................    96,151           159,479            264,508
Costs and Expenses:
  Cost of products sold...........................    15,876            19,737             31,160
  Salaries and benefits...........................    22,637            31,137             42,172
  General and administrative......................    27,930            41,367             99,847
  Provision for relocation........................     5,097                 -                  -
                                                     -------          --------           --------
     Total costs and expenses.....................    71,540            92,241            173,179
                                                     -------          --------           --------
Income From Operations............................    24,611            67,238             91,329
Other Income (Expense):
  Interest expense, net...........................    (4,235)          (13,179)           (14,446)
  Gain on issuances of subsidiary's stock.........         -                 -             38,163
  Other income, net...............................        74               314                137
                                                     -------          --------           --------
     Total other income (expense).................    (4,161)          (12,865)            23,854
                                                     -------          --------           --------
Income Before Income Taxes
   and Minority Interest..........................    20,450            54,373            115,183
Income Taxes......................................     4,277            20,814             42,990
Minority Interest in (Earnings)
   of Subsidiary..................................         -                 -             (5,235)
                                                     -------          --------           --------
Net Income........................................   $16,173          $ 33,559           $ 66,958
                                                     =======          ========           ========
Net Income Per Common and
  Equivalent Share................................   $  0.38          $   0.66           $   1.01
                                                     =======          ========           ========
Weighted Average Number of
  Common and Equivalent Shares
  Outstanding.....................................    42,861            50,972             66,501
                                                     =======          ========           ========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                        Fiscal Years Ended
                                      ---------------------------------------------------------
                                         December 25,         December 31,        December 29,
                                             1994                 1995                1996
                                      ---------------       ---------------      --------------
Common Stock
 Balance at beginning of year........        $    347             $    447            $    591
 Issuance of common stock............              85                  125                  30
 Conversion of convertible debt
  into common stock..................               -                    1                   -
 Conversion of liquid yield option
  notes into common stock............               -                    1                   3
 Issuance of common stock in
  connection with acquisitions.......              11                   12                   5
 Exercise of stock options...........               4                    5                  13
                                       --------------       ---------------      --------------
 Balance at end of year..............        $    447             $    591            $    642
                                       ==============       ===============      ==============
Additional Paid-in Capital
 Balance at beginning of year........        $103,662             $252,298            $675,611
 Issuance of common stock, net of
  offering cost of $1,475 in 1994,
  $13,851 in 1995, and $848 in 1996..         124,905              383,784             100,232
 Conversion of convertible debt
  into common stock..................               -                  127                  31
 Conversion of liquid yield option
  notes into common stock............               -                3,232               8,192
 Issuance of common stock in
  connection with acquisitions.......          19,920               30,675              14,709
 Issuance of warrants................               -                    -               8,373
 Exercise of stock options, including
  income tax benefits of $3,102 in 1994,
  $4,049 in 1995 and $15,204 in 1996.           3,811                5,495              20,463
                                       --------------       ---------------      --------------
 Balance at end of year..............        $252,298             $675,611            $827,611
                                       ==============       ===============      ==============
Retained Earnings (Deficit)
  Balance at beginning of year.......        $ (9,103)            $  7,070           $  40,629
  Net income.........................          16,173               33,559              66,958
                                       --------------       ---------------      --------------
  Balance at end of year.............        $  7,070             $ 40,629            $107,587
                                       ==============       ===============      ==============




The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                             Fiscal Years Ended
                                                                           -------------------------------------------------------
                                                                           December 25, 1994  December 31, 1995  December 29, 1996
                                                                           -----------------  -----------------  -----------------
Cash Flows from Operating Activities:
Net income................................................................     $  16,173          $  33,559          $    66,958
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization...........................................         6,074             11,442               22,887
  Interest on liquid yield option notes...................................             -              8,075               13,793
  Gain on issuances of subsidiary's stock.................................             -                  -              (38,163)
  Deferred income taxes...................................................         4,277             12,133               14,059
  Minority interest.......................................................             -                  -                5,235
  Provision for write-down of assets......................................             -                  -               14,550
  Loss (gain) on disposal of assets.......................................          (368)               231                   68
  Changes in assets and liabilities, excluding effects from acquisitions:
    Accounts receivable and due from affiliates...........................        (7,800)           (10,057)              (7,193)
    Accounts payable and accrued expenses.................................        13,724              3,661               48,674
    Deferred franchise revenue............................................         5,926               (303)               3,174
    Other assets and liabilities..........................................        (2,088)            (3,265)                 868
                                                                           -----------------  -----------------  -----------------
      Net cash provided by operating activities...........................        35,918             55,476              144,910
                                                                           -----------------  -----------------  -----------------
Cash Flows from Investing Activities:
  Purchase of property and equipment......................................      (163,622)          (145,756)            (115,062)
  Proceeds from the sale of assets........................................        62,342             80,910               86,320
  Acquisition of other assets.............................................        (5,175)            (3,475)             (22,370)
  Issuance of notes receivable............................................      (225,282)          (661,033)          (1,467,065)
  Repayment of notes receivable...........................................        68,498            407,499              993,151
                                                                           -----------------  -----------------  -----------------
      Net cash used in investing activities...............................      (263,239)          (321,855)            (525,026)
                                                                           -----------------  -----------------  -----------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock and warrants.....................       125,703            385,360              112,863
  Proceeds from issuance of subsidiary's common stock.....................             -                  -              135,422
  Proceeds from issuance of convertible subordinated debt.................       130,000                  -                    -
  Proceeds from issuance of liquid yield option notes.....................             -            172,464                    -
  Increase in deferred financing costs....................................        (7,615)            (6,313)              (3,799)
  Proceeds from revolving credit facilities...............................        96,130            229,240               43,250
  Repayments of revolving credit facilities...............................       (96,130)          (229,240)            (117,256)
                                                                           -----------------  -----------------  -----------------
      Net cash provided by financing activities...........................       248,088            551,511              170,480
                                                                           -----------------  -----------------  -----------------
Net Increase (Decrease) in Cash and Cash Equivalents......................        20,767            285,132             (209,636)
      Cash and Cash Equivalents, beginning of year........................         4,537             25,304              310,436
                                                                           -----------------  -----------------  -----------------
      Cash and Cash Equivalents, end of year..............................     $  25,304          $ 310,436          $   100,800
                                                                           =================  =================  =================
Supplemental Cash Flow Information:
  Interest paid...........................................................     $   3,395          $   7,195          $     7,131
                                                                           =================  =================  =================
  Income taxes paid.......................................................     $       -          $   3,299          $     5,055
                                                                           =================  =================  =================
Non-Cash Transactions:
Tax benefit of stock options exercised....................................     $   3,102          $   4,049          $    15,204
                                                                           =================  =================  =================
Conversion of notes receivable into equity interests......................     $       -          $       -          $   123,500
                                                                           =================  =================  =================
Conversion of convertible subordinated notes and liquid yield option notes, net of related deferred financing costs, into
 common stock.............................................................     $       -          $   3,361          $     8,226
                                                                           =================  =================  =================
Issuance of common stock and note payable
 for net assets acquired..................................................     $  19,931          $  30,687          $    21,562
                                                                           =================  =================  =================

     The accompanying notes to the consolidated financial statements are an integral part of these statements

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     Boston Chicken, Inc. ("BCI") franchises and operates food service stores under the Boston Market brand name which specialize in fresh, convenient meal solutions featuring home style entrees, sandwiches, freshly prepared vegetables, salads, and other side dishes. BCI's majority-owned subsidiary, Einstein/Noah Bagel Corp. ("ENBC"), operates and franchises specialty retail stores that feature fresh-baked bagels, proprietary cream cheeses, specialty coffees and teas, and creative soups, salads, and sandwiches. Unless otherwise indicated, BCI and its subsidiaries (excluding ENBC), are hereinafter referred to collectively as the "Company".

     At December 29, 1996, there were 1,087 Boston Market stores systemwide in the United States, consisting of 982 franchise stores and 105 Company stores. In 1994 and 1995, in connection with its practice of opening new stores to seed development in targeted markets, the Company sold 54 and 91 Company stores, respectively, to area developers or franchisees of the Company. At December 29, 1996, there were 315 ENBC stores systemwide in the United States, consisting of 301 franchise stores and 14 ENBC company stores. In 1996, ENBC sold 59 ENBC company stores (since conversion of the Company's loan to ENBC on June 17, 1996) to its area developers. The Company discontinued its practice of seeding stores in new markets in 1995, and ENBC anticipates discontinuing its practice of seeding stores in new markets in 1997. Pursuant to the provisions of its franchise agreements, the Company is obligated to allow franchisees to utilize its trademarks, copyrights, recipes, operating procedures, and other elements of the Boston Market system in the operation of franchised Boston Market stores. ENBC has a similar obligation under its franchise agreements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (including
ENBC). All material intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year. The Company's and ENBC's fiscal year is the 52/53-week period ending on the last Sunday in December, and normally consists of 13 four-week periods. The first quarter consists of four periods, and each of the remaining three quarters consists of three periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year. Fiscal years 1994 and 1996 each contained 52 weeks, or 13 four-week periods. Fiscal year 1995 contained 53 weeks.

     Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand and on deposit, and highly liquid instruments purchased with maturities of three months or less.

     Inventories. Inventories, which are classified in prepaid expenses and other current assets, are stated at the lower of cost (first-in, first-out) or market and consist of food, paper products, and supplies.

     Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization has been calculated using the straight-line method with buildings and improvements being depreciated over 15 to 30 years, leasehold improvements being amortized over the lesser of their useful lives or their lease term, including option periods, furniture, fixtures, equipment, and computer software being depreciated over three to eight years, and pre-opening costs being depreciated over one year.

     Property and equipment additions include acquisitions of property and equipment, costs incurred in the development and construction of new stores, major improvements to existing stores, and costs incurred in the development and purchase of computer software. Pre-opening costs consist primarily of salaries and other direct expenses relating to the set-up, initial stocking, training, and general store management activities incurred prior to the opening of new stores.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

     Expenditures for maintenance and repairs are charged to expense as incurred. Development costs for franchised stores are expensed when the store opens.

     Long-Lived Assets. The Company and ENBC evaluate whether events and circumstances have occurred that indicate revision to the remaining useful life or the remaining balances of long-lived assets may be appropriate. Such events and circumstances include, but are not limited to, change in business strategy or change in current and long-term projected operating performance. When factors indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of such asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the asset.

     Deferred Financing Costs. Deferred financing costs are amortized over the period of the related financing, which ranges from two to 20 years.

     Revenue Recognition. Revenue from Company stores and from ENBC company stores is recognized in the period during which related food and beverage products are sold. Royalties are recognized in the same period that related franchise store revenue is generated. Revenue derived from initial franchise fees and area development fees is recognized when the franchised store opens. Interest, real estate services, and software maintenance fees are recognized as earned. Lease income is recognized over the life of the lease on a straight-line basis. Software license income is recognized as the software is placed in service. The components of royalties and franchise related fees are as follows (in thousands of dollars):



                                                            Fiscal Years Ended
                                                    ------------------------------------
                                                      Dec. 25,     Dec. 31,    Dec. 29,
                                                        1994         1995        1996
                                                    ----------   ----------  -----------
Royalties.........................................    $17,421     $ 34,841    $ 55,821
Initial franchise and area development fees.......     13,057       13,712      18,715
Lease and real estate services income.............      5,361       17,939      27,537
Software license and maintenance fees.............      6,480        7,723      13,104
Other.............................................      1,284          447         333
                                                    ----------   ----------  -----------
   Total royalties and franchise related fees.....    $43,603     $ 74,662    $115,510
                                                    ==========   ==========  ===========

  Per Share Data. Earnings per share are computed based upon the weighted average number of common stock and common equivalent shares outstanding during the period.

  Issuances of Subsidiaries' Stock. Changes in the Company's proportionate interest in the net assets of its subsidiaries that result from issuances of the subsidiaries' stock are recognized in earnings as gains or losses in the period during which such issuances occur.

  Advertising Costs. Advertising costs are expensed in the period incurred.

  Employee Stock Options. The Company and ENBC account for their employee stock options in accordance with the intrinsic value method prescribed by Accounting Principles Board No. 25. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are presented in Note 11.

  Employee Benefit Plan. The Company and ENBC each have a 401(k) plan to which neither the Company nor ENBC makes a contribution.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

   Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications. Certain reclassifications have been made to the 1995 and 1994 amounts to conform with the 1996 presentation.

3. ACQUISITIONS

   In April 1996, the Company delivered 450,640 shares of common stock with a market value of approximately $15.0 million and a $6.8 million promissory note to acquire the equity interests of certain investors in Mid-Atlantic Restaurant Systems L.P. ("Mid-Atlantic"), its Boston Market area developer for the Philadelphia area. As part of this transaction, the Company assumed $38.5 million in liabilities owed to third parties. The transaction resulted in the Company acquiring a 93% equity interest in Mid-Atlantic. Subsequent to the Company acquiring its interest in Mid-Atlantic, Mid-Atlantic acquired 100% of the equity interest in New Jersey Rose, L.L.C., the Boston Market area developer for the southern New Jersey area ("New Jersey Rose") for a purchase price of $12.3 million, including the assumption of $1.1 million in liabilities owed to third parties. Also, in June 1996, the Company converted its $120.0 million loan to ENBC into shares of common stock of ENBC and subsequently invested an additional $45.9 million in ENBC common stock, resulting in an ownership interest of approximately 53% of the outstanding shares of common stock of ENBC as of March 7, 1997. These transactions have been accounted for as purchases, and, accordingly, the purchase prices were allocated to identified assets and liabilities based upon their fair values at the date of the transactions, resulting in goodwill of $110.1 million on the ENBC transactions and $81.4 million on the Mid-Atlantic transactions, both of which are being amortized over a 35-year life. The operating results of each acquisition are included in consolidated net income from the date of acquisition.

   The following represents the unaudited pro forma results of operations as if the purchase transactions described above had occurred at the beginning of the periods presented (in thousands of dollars, except per share data):


                                            1995        1996
                                          --------    --------
      Revenue..........................   $257,248    $326,758
      Net income (loss)................   $(11,025)   $ 53,733
      Net income (loss) per share......   $  (0.23)   $   0.80

  This pro forma information does not purport to be indicative of the results of operations that actually would have been reported if the transactions had occurred at the beginning of the periods presented. The pro forma information is not intended to be a projection of future results or trends.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

4.  SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT DATA

     Accounts receivable are net of an allowance for doubtful accounts of $486,000 at December 31, 1995 and $424,000 at December 29, 1996.

                                                                          Dec. 31, 1995   Dec. 29, 1996
                                                                          -------------   -------------
Property and equipment consist of  (in thousands of dollars):
  Land................................................................         $106,244        $104,914
  Buildings and improvements..........................................           92,935         148,642
  Furniture, fixtures, equipment, and computer software...............           64,338          98,817
  Development in progress.............................................            5,170           5,184
  Pre-opening costs...................................................              163             248
                                                                          -------------   -------------
                                                                                268,850         357,805
  Less: Accumulated depreciation and amortization.....................          (10,300)        (23,057)
                                                                          -------------   -------------
        Total property and equipment, net.............................         $258,550        $334,748
                                                                          =============   =============

     Included in land and buildings and improvements are $171.0 million (net of accumulated depreciation and amortization of $3.7 million) and $183.1 million (net of accumulated depreciation and amortization of $6.1 million) of assets leased to others at December 31, 1995 and December 29, 1996, respectively.

     Accumulated amortization at December 29, 1996 on goodwill was $4.3 million.

                                                                          Dec. 31, 1995   Dec. 29, 1996
                                                                          -------------   -------------
Accrued expenses consist of (in thousands of dollars):
   Accrued payroll and fringe benefits................................           $1,556         $ 4,090
   Accrued interest...................................................            2,538           2,888
   Accrued F.A.S.T. Track conversion costs............................                -          14,778
   Accrued real estate disposition costs..............................                -           5,866
   Accrued other......................................................            5,001           8,925
                                                                          -------------   -------------
        Total accrued expenses........................................           $9,095         $36,547
                                                                          =============   =============

                                                                                       Fiscal Years Ended
                                                                          ---------------------------------------------
                                                                          Dec. 25, 1994   Dec. 31, 1995   Dec. 29, 1996
                                                                          -------------   -------------   -------------
Interest expense, net consists of (in thousands of dollars):
  Interest income.....................................................        $ 1,592        $  2,173        $  6,427
  Interest expense....................................................         (5,827)        (15,352)        (20,873)
                                                                          -------------   -------------   -------------
        Interest expense, net.........................................        $(4,235)       $(13,179)       $(14,446)
                                                                          =============   =============   =============

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash and Cash Equivalents. The carrying value approximates fair value due to the length of maturity of the investments.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

     Notes Receivable. The estimated fair value of notes receivable, including the conversion option (See Note 10), is based on the discounted value of the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

     Debt. The fair value of debt instruments is based on prices as quoted on the Nasdaq SmallCap Market as reported by the Wall Street Journal (Western Edition).

     The estimated fair values of the Company's financial instruments are as follows (in thousands of dollars):


                                      December 31, 1995      December 29, 1996
                                    --------------------   ---------------------
                                     Carrying     Fair       Carrying     Fair
                                      Amount      Value       Amount     Value
                                    --------    --------    ---------  ---------

Cash and Cash Equivalents........   $310,436    $310,436    $100,800   $100,800
Notes Receivable.................    456,034     456,034     800,519    800,519
Convertible Subordinated Debt....    129,872     154,872     129,841    163,600
Liquid Yield Option Notes........    177,306     228,148     182,613    232,334



6.  DEBT

     The Company and ENBC each have a revolving bank credit facility. The Company's facility provides for borrowings of up to $110.0 million through December 1, 1999, and ENBC's facility provides for borrowings up to $45.0 million through April 30, 1998. Borrowings under the Company's facility are subject to a borrowing formula and may be either floating rate loans with interest at the agent's base rate plus an applicable margin or eurodollar rate loans with interest at the eurodollar rate plus an applicable margin. Borrowings under ENBC's facility may be either floating rate loans with interest at the agent's base rate plus an applicable margin or eurodollar rate loans with interest at the eurodollar rate plus an applicable margin. In addition, a commitment fee applicable to each facility (.25% for the Company's facility and
 .5% for ENBC's facility) of the average daily unused portion of the loan is required. The credit facility agreements contain covenants that, among other things, restrict other borrowings, prohibit cash dividends, require specified store-level sales, and require maintenance of specified cash flow ratios. As of December 29, 1996, no amount was outstanding under either facility. The Company's facility and its 1996 master lease facility (See Note 9) are collateralized by assets with a net book value of $795.4 million and ENBC's facility is collateralized by substantially all of its assets.

     In February 1994, the Company issued $130.0 million of 4-1/2% convertible subordinated debentures due February 1, 2004. Interest is payable semiannually on February 1 and August 1 of each year. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of $27.969 per share, subject to adjustment under certain conditions. The debentures may be redeemed at the option of the Company initially at 103.15% of their principal amount and at declining prices thereafter, plus accrued interest. In 1995 and 1996, $128,000 and $31,000 of convertible subordinated debentures were converted into 4,576 shares and 1,107 shares of common stock, respectively.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

     In June 1995, the Company completed the sale of $828.0 million aggregate principal amount at maturity of Liquid Yield Option Notes due June 1, 2015 ("LYONs") for which the Company received gross proceeds of approximately $172.5 million. The LYONs are zero-coupon subordinated notes that were sold at an issue price of $208.29 per $1,000 principal amount due at maturity, representing an 8% yield. Each LYON is convertible at the option of the holder at any time on or prior to maturity into 8.532 shares of common stock of the Company. In the event the holder exercises the option to convert, the holder will not receive any payment for the accrued original issue discount. The Company will purchase the LYONs at the option of the holder as of June 1, 2000, June 1, 2005, and June 1, 2010, for a purchase price per LYON of $308.32, $456.39, and $675.57, respectively. The Company may elect to pay the purchase price in cash or common stock or a combination thereof. Commencing on June 1, 2000, the LYONs are redeemable at the option of the Company for cash, at a price equal to the original issue price plus accrued original issue discount through the redemption date. In 1995 and 1996, $3.2 million and $8.2 million of LYONs were converted into 127,980 shares and 328,942 shares of common stock, respectively.

7.  INCOME TAXES

     The primary components that comprise the deferred tax assets and liabilities at December 31, 1995 and December 29, 1996 are as follows (in thousands of dollars):

                                                  Dec. 31, 1995    Dec. 29, 1996
                                                  -------------    -------------
Deferred tax assets:
Accounts payable and accrued expenses.............   $    841        $  7,303
Deferred franchise revenue........................      3,495           2,804
Other noncurrent liabilities......................        181             504
Alternative minimum tax credit....................        827               -
Other.............................................        651           1,348
                                                     --------        --------
   Total deferred tax assets......................      5,995          11,959

Deferred tax liabilities:
Gain on issuances of subsidiary's stock...........          -         (14,883)
Property and equipment............................    (18,340)        (12,065)
Goodwill..........................................          -          (8,678)
Other.............................................       (964)         (7,621)
                                                     --------        --------
   Total deferred tax liabilities.................    (19,304)        (43,247)
                                                     --------        --------
   Net deferred tax liability.....................   $(13,309)       $(31,288)
                                                     ========        ========

     Income taxes consist of the following (in thousands of dollars):

                                                         Fiscal Years Ended
                                                    ----------------------------
                                                    Dec. 25,  Dec. 31,  Dec. 29,
                                                      1994      1995      1996
                                                    --------  --------  --------
Current:
  Federal.........................................    $    -   $ 7,784   $24,359
  State...........................................         -       897     4,572
                                                      ------   -------   -------
                                                           -     8,681    28,931
Deferred:
  Federal.........................................     3,614    10,743    11,841
  State...........................................       663     1,390     2,218
                                                      ------   -------   -------
                                                       4,277    12,133    14,059
                                                      ------   -------   -------
                                                      $4,277   $20,814   $42,990
                                                      ======   =======   =======

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

     For the years ended December 25, 1994, December 31, 1995, and December 29, 1996, the Company recognized income tax benefits pertaining to the exercise of stock options of $3,102,000, $4,049,000, and $15,204,000, respectively, which are accounted for as a direct increase to additional paid-in capital and do not reduce reported income tax expense.

     The Company's conversion of its loan to ENBC resulted in the recognition of a deferred tax asset of $14.8 million, which amount has been offset by a valuation allowance due to the uncertainty in realizing the benefits of the deferred tax asset. During 1996, the Company recognized $2.5 million of the deferred tax asset as a reduction of the goodwill which resulted from the ENBC loan conversion. As of December 29, 1996, the Company had a deferred tax asset of $10.3 million associated with ENBC's temporary differences, which amount has been offset by a valuation allowance. The decrease in the valuation allowance from the date of conversion to December 29, 1996 results from realization of a portion of the deferred tax asset. ENBC files a separate tax return from the Company. As of December 29, 1996, ENBC has a net operating loss carryforward of $17.0 million that begins to expire in 2010.

     The difference between the Company's actual tax provision and the tax provision that would result from applying the statutory federal income tax rate to income before income taxes and minority interest is attributable to the following (in thousands of dollars):

                                                        Fiscal Years Ended
                                                   -----------------------------
                                                   Dec. 25,   Dec. 31,  Dec. 29,
                                                     1994       1995     1996
                                                   --------   --------  --------
Income tax expense at statutory rate..............  $ 6,953    $19,031  $40,314
State taxes, net of Federal benefit...............      818      1,740    4,492
Tax attributes of minority interest
  in earnings of subsidiary.......................        -          -   (2,042)
Other.............................................       26         43      226
Change in valuation allowance.....................   (3,520)         -        -
                                                     ------    -------  -------
Provision for income taxes........................   $4,277    $20,814  $42,990
                                                     ======    =======  =======

8.  NATIONAL AND LOCAL ADVERTISING FUNDS

     The Company administers a National Advertising Fund (the "Fund") to which all stores make contributions based on individual franchise agreements (2% of net revenue). Collected amounts are spent primarily on developing marketing and advertising materials for use systemwide. In addition, the Company maintains Local Advertising Funds ("LAFs") that provide comprehensive advertising and sales promotion support (primarily television and radio media time) for stores in particular markets. Periodic contributions are made by all stores (a minimum of 4% of net revenue). The Company disburses funds and accounts for all transactions related to such Fund and LAFs. Such amounts are not segregated from the cash resources of the Company; however, consistent with Statement of Financial Accounting Standards No. 45 "Accounting for Franchise Fee Revenue", such amounts are accounted for separately and are not included in the financial statements of the Company because the Company acts only as an agent for its franchisees in placing orders for advertising and paying related invoices out of such accounts.

     The Fund had an accumulated deficit of $9.6 million at December 31, 1995 and $15.2 million at December 29, 1996, which was funded by advances from the Company.

     ENBC, as agent for its franchisees, administers similar national and local advertising funds. ENBC accounts for these funds in a similar manner.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

9.  COMMITMENTS AND CONTINGENCIES

     Through December 29, 1996, BC Equity Funding, L.L.C. ("BCEF") had invested an aggregate of $58.3 million in certain Boston Market area developers in the form of 10% cumulative preferred equity, redeemable by the area developers at a premium initially equal to 10% of the initial issue price, to be increased by 2% each year up to a maximum of 20% of the initial issue price plus accrued dividends (the "Redemption Price"). In the event the Company's conversion and option rights under its secured loan agreement with any of these area developers expire unexercised (See Note 10) and the Company does not consent to an area developer's request to undertake a firm commitment underwritten public offering of the stock of such area developer, the Company has agreed to purchase the preferred equity of such area developer from BCEF at the Redemption Price.

     Through December 29, 1996, Bagel Store Development Funding, L.L.C. ("Bagel Funding") had invested an aggregate of $70.2 million in ENBC's area developers in the form of common equity. ENBC is obligated to purchase Bagel Funding's equity interest in an area developer at a formula price in the event that the area developer fails to fulfill its obligation to redeem such interests at such price in any one of the following circumstances: (i) ENBC converts its loan into or otherwise acquires a majority equity interest in the area developer; (ii) ENBC does not consent to the area developer's request to undertake a firm commitment underwritten public offering of stock of the area developer after ENBC's conversion and option rights under its loan agreement with the area developer have expired unexercised; or (iii) ENBC does not consent to the area developer's request to terminate the area developer's area development and franchise agreements with ENBC after ENBC's conversion and option rights under its loan agreement with the area developer have expired unexercised.

     The Company has entered into two master lease facilities (the "1995 Facility" and the "1996 Facility") for the purpose of leasing equipment and real estate for stores owned by the Company and its area developers. Financing available under the 1995 Facility is $95.6 million and financing available under the 1996 Facility is $190.0 million. Both the 1995 Facility and the 1996 Facility bear interest at LIBOR plus an applicable margin and have terms, including renewal options, of between three and five years and contain a purchase option. The 1996 Facility is cross-collateralized and cross-defaulted with the Company's revolving credit facility (See Note 6). The Company subleases a majority of the leased assets to its area developers. The subleases to area developers contain substantially the same terms as the master leases. The Company would be contingently liable for $192.6 million if it utilized the entire amount available under the facilities and elected not to purchase the leased assets or renew the leases. Such contingent obligation would be reduced by a portion of the proceeds received by the lessor on the sale of the leased assets and payments received from the sublessees.

     The Company leases sites for stores and for its support center in Golden, Colorado. Lease terms are generally five years, with two or three five-year renewal options. Most of the leases contain escalation clauses and common area maintenance charges.

     The Company also purchases or leases real estate and equipment that it then leases, subleases, or assigns to an area developer or franchisee. The leases, subleases, and assignment terms to area developers and franchisees are negotiated at arm's length on commercially reasonable terms. The Company is contingently liable for all lease costs, including common area maintenance charges.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

     The following is a schedule of future minimum rental payments that are required under operating leases that have initial or remaining noncancellable lease terms in excess of one year, sublease proceeds, guarantees and assignments, and rental receipts due under leases on property and equipment owned by the Company as of December 29, 1996 (in thousands of dollars):

                                                                     Minimum
                                                                 Rental Receipts
                                            Net                  on Property and
                      Minimum             Minimum    Guarantees     Equipment
                       Rental   Sublease   Rental       and          Owned
                      Payments  Proceeds  Payments  Assignments  by the Company
                      --------  --------  --------  -----------  ---------------
1997................  $ 73,802  $ 74,095  $     -     $ 12,822      $ 18,675
1998................    57,114    57,178        -       12,048        18,359
1999................    24,003    23,153      850       11,089        18,475
2000................    22,032    20,942    1,090       10,591        19,003
2001................    18,373    17,924      449       16,640        19,465
Later Years.........    82,802    68,432   14,370       67,552        88,323
                      --------  --------  -------     --------      --------
                      $278,126  $261,724  $16,759     $130,742      $182,300
                      ========  ========  =======     ========      ========

     Rent expense, net of sublease income, under operating leases was $3,242,000, $4,495,000, and $4,637,000 for fiscal years 1994, 1995, and 1996, respectively.

     The Company has entered into an agreement with a poultry supplier relating to the production of two chicken processing facilities. The agreement expires in 2001, and contains two two-year and one one-year renewal options.

     ENBC has entered into a supply agreement relating to the purchase of certain minimum levels of cream cheese, which expires in October 2000, or earlier in certain circumstances. The agreement requires ENBC, its subsidiaries, area developers, and other authorized purchasers to purchase the lesser of 160,000 pounds of cream cheese per week or 60% of their requirements for cream cheese (excluding certain requirements that may be satisfied through other commitments and certain requirements of acquired companies). The price per pound is determined over the term of the contract based upon production costs.

     The Company has become subject to various lawsuits, claims, and other legal matters in the course of conducting its business, including its business as a franchisor. The Company believes that the outcome of such lawsuits, claims, and other legal matters will not have a material impact on the consolidated financial position or results of operations.

10.  AREA DEVELOPER FINANCING

     The Company currently offers convertible secured debt financing to certain Boston Market area developers to partially finance store development and working capital needs. Only developers that are developing a significant portion of an area of dominant influence or metropolitan area of a major city and that meet all of the Company's requirements are eligible for such financing. Area developer financing generally requires the developer to expend at least 75% of its contributed capital toward developing stores prior to drawing on its revolving loan facility provided by the Company, with advances permitted during a two- or three-year draw period (or additional draw period in the event of a loan amendment) in a predetermined maximum amount, generally equal to three to four times the amount of the area developer's contributed capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable over four to five years in periodic installments, sometimes with a final balloon payment. The Company may extend the draw and repayment periods, subject to the area developer purchasing additional development rights, contributing additional capital, or in connection with other amendments to the loan agreement. Interest is set at the applicable reference rate of Bank of America Illinois as established from time to time (8.25% at December 29, 1996 and an average rate of 8.27% for 1996) plus 1%, and is payable each four-week period. The loan is secured by a pledge of substantially all of the assets of the area developer and generally by a pledge of the equity interests of the owners of the developer.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

     ENBC offers secured debt financings to its area developers to partially finance store development and working capital needs on terms similar to those offered by the Company to Boston Market area developers.

     (a) LOAN CONVERSION OPTION

     The Company may convert all or any portion of the loan amount after a moratorium period (generally two years from execution or subsequent amendment of the loan) and generally after the area developer has completed not less than 80% of its area developer commitments or in the event of certain defaults and generally up to the later of full repayment of the loan or a specified date in the agreement, into equity in the area developer at the conversion price set forth in the loan agreement, which is at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. The maximum loan amount is established to give the Company majority ownership of the developer upon conversion, provided the Company exercises its right to participate in any intervening financing by the developer. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire, at the loan conversion price, the amount of additional equity it could have acquired by conversion of the loan, had the loan been fully drawn.

     ENBC's loan agreements with its area developers contain conversion and option features similar to the Company's loan agreements with its Boston Market area developers.

     In March 1997, the Company converted its loan to BC New York, L.L.C. ("BCNY") into a majority equity interest in BCNY. Additionally, the Company has agreed to acquire 40% of the current equity holders' interest in BCNY, which, after giving effect to the conversion, will result in the Company having an equity interest in BCNY of approximately 84%. The BCNY transaction added 118 Boston Market stores, operating in the metropolitan New York area, northern New Jersey, and Connecticut, to the Company store base. As of the date of conversion, total loan advances to BCNY were $80.0 million.

     There can be no assurance that the Company or ENBC will exercise future rights to convert their loans to any other area developers or acquire an equity interest in any other area developers to which they provide financing, or that such exercise or acquisition will result in a majority interest in such area developer.

     (b) COMMITMENTS TO EXTEND AREA DEVELOPER FINANCING

     The following tables summarize credit commitments and outstanding balances set forth on the Company's balance sheets for area developer financing of Boston Market area developers as of December 31, 1995 and December 29, 1996 and ENBC area developers as of December 29, 1996 (in thousands of dollars, except number of area developers):


                                                     December 31,   December 29,
                                                         1995           1996
                                                     ------------   ------------
Boston Market:
Number of area developers receiving financing .....            17            15
Loan commitments ..................................      $614,094      $838,043
Loan availability .................................      (202,676)     (190,778)
                                                     ------------   -----------
Loans outstanding (included in Notes Receivable) ..      $411,418      $647,265
                                                     ============   ===========

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES


                                                                    December 29,
                                                                        1996
                                                                    ------------
ENBC:
Number of area developers receiving financing ................               11
Loan commitments .............................................      $   283,200
Loan availability ............................................         (142,446)
                                                                    ------------
Loans outstanding (included in Notes Receivable) .............      $   140,754
                                                                    ============

     The following tables summarize area developer financing activity of Boston Market area developers during fiscal years 1995 and 1996 and of ENBC area developers from conversion (June 17, 1996) through December 29, 1996 (in thousands of dollars):

                                                         Fiscal Years Ended
                                                    ----------------------------
                                                    December 31,    December 29,
                                                       1995            1996
                                                    ------------    ------------
Boston Market:
Area developer loan balances, beginning of year ..  $    201,266    $   411,418
Additional loan advances .........................       549,174      1,044,861
Loan repayments ..................................      (339,022)      (766,114)
Loans converted into equity or eliminated
 in consolidation ................................             -        (42,900)
                                                    ------------    -----------
Area developer loan balances, end of year ........  $    411,418    $   647,265
                                                    ============    ===========

                                                                    Fiscal Year
                                                                       Ended
                                                                    December 29,
                                                                        1996
                                                                    ------------
ENBC:
Area developer loan balances, at conversion
 (June 17, 1996) of the Company loan ........................       $    41,224
Loan advances ...............................................           153,961
Loan repayments .............................................           (54,431)
                                                                    -----------
Area developer loan balances, end of year ...................       $   140,754
                                                                    ===========

The principal maturities of the aforementioned receivables are as follows (in thousands of dollars):
     1997 ........................................  $          -
     1998 ........................................        16,471
     1999 ........................................        61,006
     2000 ........................................        71,004
     2001 ........................................        78,802
     Thereafter ..................................       560,736
                                                    ------------
                                                    $    788,019
                                                    ============

     (c) CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

     Three Boston Market area developers accounted for approximately 14%, 13%, and 12% of the Boston Market area developers' notes receivable balance at December 29, 1996 and no other Boston Market area developer individually accounted for 10% or more of such notes receivable balance as of such date. Five ENBC area developers accounted for approximately 21%, 17%, 15%, 10%, and 10% of the ENBC area developer's notes receivable balance at December 29, 1996 and no other ENBC area developer individually accounted for 10% or more of such notes receivable balance as of such date.

     The allowance for Boston Market and ENBC financed area developers' loan losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of use of loan proceeds, adherence to store development schedules, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors that management deems relevant at the time. Based upon this review and analysis, no allowance for loan losses was required as of December 31, 1995 and December 29, 1996.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

     The following tables set forth certain aggregate financial information as of the dates indicated provided by the Company's and ENBC's financed area developers, excluding Mid-Atlantic and New Jersey Rose for both years and BCNY for 1996, the loans to which have been converted into equity or eliminated in consolidation (in thousands, except number of financed area developers and store data):

                                                    December 31,    December 29,
                                                        1995           1996
                                                    ------------    ------------
Boston Market:

Total number of financed area developers ........         15             14
Total number of financed area developer
 stores open ....................................        627            841
Total gross assets ..............................      $513,926       $640,899
Total debt:
 To the Company .................................       372,081        555,105
 To third parties (including capital
  lease obligations) ............................        14,456         23,098
Total stockholder/partner/member deficit ........        (9,891)      (106,076)


                                                    December 31,    December 29,
                                                        1995           1996
                                                    ------------    ------------
ENBC:

Total number of financed area developers ........         2              11
Total number of financed area developer
 stores open ....................................        13             301
Total gross assets ..............................   $   9,262        $220,015
Total debt:
  To ENBC .......................................       3,538         140,754
  To third parties (including capital
   lease obligations) ...........................         -              -
Total partner/member equity .....................       2,676          33,847


                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

11.  STOCKHOLDERS' EQUITY

     In August 1994, the Company completed the public sale of 6,900,000 shares of its common stock, receiving net proceeds of approximately $120.0 million.

     In November 1994, the Company sold to BC Midwest L.P. 1,542,852 shares of common stock, receiving net proceeds of approximately $4.5 million.

     In December 1995, the Company completed the public sale of 10,350,000 shares of its common stock, receiving net proceeds of approximately $342.0 million.

     Warrants

     The Company has issued warrants to purchase 819,600 shares of common stock to third parties exercisable at prices ranging from $25.00 to $37.75. The warrants expire at various dates through December 2001.

     Stock Option Plans

     The Company has employee stock option plans (the "Employee Plans") under which options to purchase up to 12,240,000 shares of common stock may be granted. Under the terms of the Employee Plans, the Company may annually grant options to certain employees and officers of, and consultants to, the Company. The option price is equal to the fair market value of the stock on the date of the grant and each option has a term of ten years. The options generally vest at a rate of 10% at the end of the first year, an additional 20% at the end of the second year, an additional 30% at the end of the third year, with the balance vesting at the end of the fourth year from the date of the grant.

     The Company also maintains a stock option plan for non-employee directors (the "Directors Plan") under which options to purchase up to 360,000 shares of common stock may be granted. Under the terms of the Directors Plan, the Company automatically grants to each director who is not an officer or employee of the Company, options to purchase shares having a fair market value of $200,000 at the date of grant, each time they are elected or reelected as a director of the Company. The option price is equal to the fair market value of the stock on the date of grant and each option generally has a term of ten years. The options are exercisable at the end of one year of service from the date of grant.

     ENBC has an employee stock option plan under which options to purchase up to 5,500,000 shares of common stock of ENBC may be granted. ENBC also has a stock option plan for non-employee directors under which options to purchase up to 100,000 shares of common stock of ENBC may be granted. The terms of these plans are similar to the Company's plans, however, option grants to each director who is not an officer or employee of the Company are limited to a market value of $50,000 at the date of grant.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had employee compensation expense for the Company's plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and net income per common and equivalent share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):



                                       1995        1996
                                     -------     -------
Net income - as reported............ $33,559     $66,958
Net income - pro forma.............. $33,015     $62,638
Net income per common and
   equivalent share - as reported... $  0.66     $  1.01
Net income per common and
   equivalent share - pro forma..... $  0.65     $  0.95

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:



                                        1995          1996
                                      --------      --------

Expected volatility.................   38.0%         37.1%
Risk-free interest rate.............    6.8%          6.3%
Expected lives......................  5 years       5 years
Dividend yield......................      0             0

     Activity under the option plans is as follows:


                                                                                       Weighted Average Share
                                            Number of Company Options                      Exercise Price
                                     ---------------------------------------     ----------------------------------
                                       1994            1995          1996          1994         1995         1996
                                     ---------      ----------    ----------      ---------   ---------    ---------
Company plans:

Options outstanding at
 beginning of fiscal year.........   6,698,024      8,140,421      8,668,265      $  2.59       $ 5.81      $  8.36

  Options Granted.................   2,362,133      1,141,955      1,647,550        14.70        24.37        26.31
  Options Exercised...............    (384,905)      (539,899)    (1,343,647)        1.85         2.68         3.94
  Options Forfeited...............    (534,831)       (74,212)      (267,787)        4.19        21.07        15.13
                                     ----------     ----------    -----------     ---------   ---------    ---------
Options outstanding at
 end of fiscal year...............   8,140,421      8,668,265      8,704,381       $ 5.81       $ 8.36       $12.33
                                     ==========     ==========    ===========     =========   =========    =========
Options exercisable at
 end of fiscal year...............   1,302,984      2,693,143      4,152,163
                                     ==========     ==========    ===========

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

     Information on options outstanding and options exercisable as of December 29, 1996, is as follows:

                                 Company Options Outstanding                    Company Options Exercisable
                      --------------------------------------------------       -----------------------------
                                       Weighted
                                        average                                                  Weighted
                                       remaining             Weighted                             average
   Range of           Number of       contractual            average           Number of       exercise price
exercise prices        options        life (years)        exercise price        options          per share
---------------       ---------       ------------        --------------       ---------       --------------
$ 1.00 - $ 3.00       2,752,263           5.27                $ 1.56           2,707,263            $ 1.55
$ 3.00 - $ 6.00       1,721,579           6.29                  4.02             860,402              4.11
$12.00 - $15.00         940,955           7.92                 14.88             256,131             14.88
$15.01 - $18.00         871,962           7.55                 17.43             199,973             17.37
$18.01 - $21.00         178,940           7.66                 19.59              47,695             19.54
$21.01 - $24.00          53,662           8.58                 23.32              13,486             22.67
$24.01 - $27.00         971,085           9.50                 25.36               4,529             24.97
$27.01 - $30.00         313,109           9.05                 27.96                 237             29.69
$30.01 - $33.00         711,133           9.02                 31.24              60,497             31.00
$33.01 - $36.00         186,042           9.28                 34.66               1,950             34.78
$36.01 - $39.00           3,651           9.30                 36.36                   -                 -
                      ---------           ----                ------            ---------           ------
                      8,704,381           7.06                $12.33            4,152,163           $ 4.41
                      =========           ====                ======            =========           ======

                                                   Number of         Weighted
                                                     ENBC         Average Share
                                                   Options        Exercise Price
                                                   ---------      --------------
ENBC plans:

Outstanding as of the date of conversion
  (June 17, 1996)................................. 3,410,734           $ 6.50
    Granted.......................................   239,714            12.57
    Exercised.....................................   (47,440)            5.89
    Canceled......................................  (124,933)            7.98
                                                   ---------           ------
Outstanding as of December 29, 1996............... 3,478,075           $ 6.87
                                                   =========           ======
Exercisable as of December 29, 1996...............   275,824           $ 5.93
                                                   =========           ======

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

     Information on options outstanding and exercisable as of December 29, 1996, is as follows:

                                  ENBC Options Outstanding                         ENBC Options Exercisable
                      --------------------------------------------------       -----------------------------
                                       Weighted
                                        average                                                  Weighted
                                       remaining             Weighted                             average
   Range of           Number of       contractual            average           Number of       exercise price
exercise prices        options        life (years)        exercise price        options          per share
---------------       ---------       ------------        --------------       ---------       --------------

$ 5.88                1,616,739           8.46                 $ 5.88           257,700            $5.88
$ 6.00 - $ 9.00       1,433,755           9.04                   6.58            18,124             6.54
$ 9.01 - $12.00         417,411           9.41                  11.36                 -                -
$12.01 - $15.00           8,109           9.58                  15.00                 -                -
$27.01 - $30.00             685           9.70                  29.13                 -                -
$30.01 - $33.00           1,376           9.76                  32.63                 -                -
                      ---------           ----                 ------           -------            -----
                      3,478,075           8.81                 $ 6.87           275,824            $5.93
                      =========           ====                 ======           =======            =====

     As of December 29, 1996, the Company had 22,328,419 shares of common stock reserved for issuance upon exercise of stock options and warrants and conversion of convertible subordinated debentures and LYONs.

12.  RELATED-PARTY TRANSACTIONS

     The Company and ENBC have entered into secured loan and area development agreements with certain area developers in which certain directors and certain current and former officers of the Company, ENBC and members of their families have a direct or indirect equity interest. The Company and ENBC (since conversion on June 17, 1996) have received from these entities in 1994, 1995, and 1996, approximately $30.9 million, $46.0 million, and $84.6 million, respectively, in area development, franchise, royalty, software license, software maintenance, accounting, and other miscellaneous fees, rent, and interest on their loans from the Company and ENBC. In addition, these entities have paid approximately $11.3 million, $20.0 million, and $41.0 million in national and local advertising contributions during the same periods. The Company and ENBC (since conversion on June 17, 1996) have also sold to certain of these entities, stores, inventory, equipment, and other miscellaneous assets, including reimbursement of the Company's and ENBC's general and administrative costs and expenses, common stock, and warrants to purchase common stock for which they received approximately $47.1 million, $14.6 million, and $30.5 million in 1994, 1995, and 1996, respectively. The Company believes that the terms of these agreements are as favorable to the Company as those with other area developers of the Company.

     The Company has paid to one of these area developers $146,000 in 1994 and $100,000 in 1995 for various services.

     Certain officers and directors of the Company have an equity interest in ENBC. For the Company's 1995 fiscal year, ENBC paid to the Company approximately $1.2 million for the purchase of furniture, equipment, and other miscellaneous assets. In addition, ENBC paid to the Company approximately $3.0 million and $7.6 million in software license, software maintenance, real estate, financial advisory, accounting fees, and interest on its loan with the Company during fiscal 1995 and 1996 (prior to conversion on June 17, 1996), respectively.

     Certain officers and directors of the Company are officers and minority investors in BCEF, having invested $7.3 million of an aggregate of $60.0 million at December 29, 1996. The Company has been engaged by BCEF to be its manager for which it received fees of $375,000 in 1995 and $125,000 in 1996. Neither the Company nor ENBC has an equity interest in BCEF.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

    Certain officers and directors of the Company are investors in Bagel Funding, having invested $15.2 million of an aggregate of $75.0 million at December 29, 1996. ENBC is the manager of Bagel Funding. Bagel Funding paid $250,000 to ENBC (since conversion on June 17, 1996) in its capacity as manager during 1996. Neither the Company nor ENBC has an equity interest in Bagel Funding.

    Certain officers and directors of the Company have an equity interest in Market Partners, L.L.C. ("Market Partners"), having invested $9.0 million of an aggregate of $38.3 million at December 29, 1996. As of such date, Market Partners had invested $35.6 million in certain area developers of the Company. Neither the Company nor ENBC has an equity interest in Market Partners.

    A director/officer and a former director/officer of the Company control BC Midwest Trust, successor to the interests previously held by BC Midwest L.P.

    During 1994, 1995, and 1996, the Company paid approximately $528,000, $662,000, and $282,000, respectively, to Bowana Aviation, Inc. ("Bowana") for the use of aircraft. The Company's chief executive officer and a relative owned Bowana. The Company believes that the amounts charged are at rates at least comparable to those charged by third parties.

13. ENBC EQUITY OFFERINGS

    During 1996, from the date of the conversion of the Company's loan to ENBC, ENBC issued approximately 8.9 million shares of its common stock to third parties pursuant to an initial and a subsequent public offering, a concurrent non-underwritten public offering, and through the exercise of stock options and warrants at prices ranging from $5.88 per share to $28.58 per share. Prior to these transactions, the Company held approximately a 70% interest in ENBC, and subsequent to these transactions at December 29, 1996, the Company held approximately a 54% interest in ENBC. These transactions generated a pretax gain of approximately $38.2 million as a result of ENBC issuing shares of common stock at prices per share greater than the Company's carrying value. Deferred income taxes have been provided on the gain.

14. RELOCATION

    In September 1994, the Company consolidated its four Chicago-based support center facilities into a single facility and relocated to Golden, Colorado. The cost of the relocation, including moving personnel and facilities, severance payments, and the write-off of vacated leasehold improvements, was $5.1 million.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Boston Chicken, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Boston Chicken, Inc. and subsidiaries as of December 31, 1995 and December 29, 1996, and for the fiscal years ended December 25, 1994, December 31, 1995, and December 29, 1996 included in this Form 10-K, and have issued our report thereon dated March 18, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Part IV, Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Denver, Colorado
March 18, 1997

                                                                     SCHEDULE II

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                         Additions
                                            Balance     charged to                     Balance
                                         at beginning    costs and                    at end of
Classifications                            of period      expenses    Deductions(a)     period
---------------------------------------  ------------   ----------    -------------  -----------
Fiscal year ended December 29, 1996:
  Allowance for Doubtful Accounts......    $1,042,585     $402,307     $1,020,892    $   424,000
Fiscal year ended December 31, 1995:
  Allowance for Doubtful Accounts......       246,193      796,392              -      1,042,585
Fiscal year ended December 25, 1994:
  Allowance for Doubtful Accounts......       323,234      186,510        263,551        246,193

(a) Deductions represent recoveries of doubtful accounts and write-offs of uncollectible accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. The information appearing under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 13, 1997 (the "Proxy Statement"), is incorporated herein by reference.

     Executive Officers. Information with respect to executive officers of the Company is set forth under the caption "Executive Officers" in Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the caption "Principal Stockholders and Securities Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits

     1. The Company's Consolidated Financial Statements are set forth in Part II, Item 8.

         A.  Report of Independent Public Accountants (Arthur Andersen LLP);
         B. Consolidated Balance Sheets at December 31, 1995 and December 29, 1996;
         C.  Consolidated Income Statements for each of the three years ended
             December 25, 1994, December 31, 1995, and December 29, 1996;
         D.  Consolidated Statements of Stockholders' Equity for each of the three years ended December 25, 1994, December 31, 1995, and
             December 29, 1996;
         E. Consolidated Statements of Cash Flows for each of the three years ended December 25, 1994, December 31, 1995, and December 29, 1996; and
         F.  Notes to Consolidated Financial Statements.

     2.  The following schedules are set forth in Part II, Item 8.

         A.  Report of Independent Public Accountants (Arthur Andersen LLP);
         B.  Schedule II - Valuation and Qualifying Accounts.

     3.  Exhibits

     The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  March 18, 1997

                             Boston Chicken, Inc.

                             By:   /s/ SCOTT A. BECK
                             ------------------------------------------
                             Name:     Scott A. Beck
                             Title:    Chairman of the Board, President
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 18, 1997.

            Signature                              Title
            ---------                              -----

         /s/ SCOTT A. BECK                     Chairman of the Board, President
     -----------------------------              and Chief Executive Officer, and
             Scott A. Beck                      Director  (Principal Executive
                                                Officer)

         /s/ LAURENCE M. ZWAIN                 Vice Chairman of the Board,
     -----------------------------              President and Chief Executive
             Laurence M. Zwain                  Officer of Boston Market and
                                                Director

         /s/ MARK W. STEPHENS                  Vice Chairman of the Board and
     -----------------------------              Chief Financial Officer
             Mark W. Stephens                   (Principal Financial Officer)

         /s/ MARK R. GOLDSTON                  Vice Chairman of the Board and
     -----------------------------              Director
             Mark R. Goldston

         /s/ MARK A. LINK                      Vice President--Financial
     -----------------------------              Reporting (Principal Accounting
             Mark A. Link                       Officer)

         /s/ DEAN L. BUNTROCK                  Director
     -----------------------------
             Dean L. Buntrock

         /s/ ARNOLD C. GREENBERG               Director
     -----------------------------
             Arnold C. Greenberg

         /s/                                   Director
     -----------------------------
             J. Bruce Harreld

         /s/ M HOWARD JACOBSON                 Director
     -----------------------------
             M Howard Jacobson

         /s/ PEER PEDERSEN                     Director
     -----------------------------
             Peer Pedersen

                                 EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                                  Page
Number                             Exhibits                             Number
------                             --------                             ------
3.1(a)    Certificate of Incorporation of the Company, as
          amended (incorporated by reference to Exhibit 4.1
          to the Company's Registration Statement on
          Form S-8 (Reg. No. 33-71930)).

3.1(b)    Certificate of Amendment to Certificate of
          Incorporation dated May 14, 1996 of the Company
          (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 21, 1996).

3.2       Amended and Restated Bylaws of the Company
          (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1
          (Reg. No. 33-81001).

4.1(a) Certificate of Incorporation of the Company, as amended (included in Exhibit 3.1(a)).

4.1(b)    Certificate of Amendment to Certificate of
          Incorporation (included in Exhibit 3.1(b)).

4.2 Amended and Restated Bylaws of the Company (included in Exhibit 3.2).

4.3 Indenture dated as of February 1, 1994 by and between the Company and Harris Trust and Savings
          Bank, as Trustee, which includes as Exhibit A the form of Debenture for the Company's 4-1/2%
          Convertible Subordinated Debentures Due 2004
          (the "Debenture Indenture") (incorporated by reference to Exhibit 4.1 to the Company's 1993 annual report on Form 10-K).

4.4       Secured Revolving Credit Agreement dated as of
          December 9, 1996 among the Company, Bankers Trust
          Company, as Documentation Agent, Bank of America
          Illinois, as Agent, and the Lenders Named Therein
          ("Credit Agreement") (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Reg. No. 333-22917)).

4.5(a) Facilities Agreement dated as of December 9, 1996 among the Company, Bank of America Illinois, as Agent for Certain Lenders, and General Electric Capital
          Corporation ("Facilities Agreement") (incorporated by reference to Exhibit 4.5 to the Company's
          Registration Statement on Form S-3 (Reg. No. 333-22917)).

4.5(b)    Amendment No. 1 to Facilities Agreement dated
          February 28, 1997 ("Amendment No. 1 to Facilities
          Agreement") among the Company, Bank of America Illinois, as Agent for Certain Lenders, and General Electric
          Capital Corporation.

4.6       Concurrent Private Placement Agreement dated
          November 8, 1993 (incorporated by reference to
          Exhibit 4.7 to the Company's Registration
          Statement on Form S-1 (Reg. No. 33-73870)).

4.7       Second Amended and Restated Piggyback Registration
          Agreement dated November 8, 1993 (incorporated by reference to Exhibit 4.8 to the Company's Registration
          Statement on Form S-1 (Reg. No. 33-73870)).

4.8 Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.7 to the Company's
          Registration Statement on Form S-1 (Reg. No. 33-69256)).

                                  Exhibit - 1

                                                                                         Sequential
                                                                                         ----------
Exhibit                                                                                     Page
-------                                                                                     ----
Number                             Exhibits                                                Number
------                             --------                                                ------

4.9 Stock Purchase Agreements dated as of March 24, 1995 by and between the Company and Einstein/Noah Bagel Corp. ("ENBC"), formerly known as
         Einstein Bros. Bagels, Inc., formerly known as Progressive Bagel
         Concepts, Inc. (the "ENBC Stock Purchase Agreements") (incorporated by reference to Exhibit 4.10 to the Company's 1994 annual report on Form 10-K).

4.10     Stock Purchase Agreement dated March 31, 1995 by and between the
         Company and ENBC (the "Third ENBC Stock Purchase Agreement")
         (incorporated by reference to Exhibit 4.11 to the Company's
         Registration Statement on Form S-1 (Reg. No. 33-79280)).

4.11     Registration Rights Agreements dated as of March 24, 1995 between the
         Company and ENBC (incorporated by reference to Exhibit 4.11 to the Company's 1994 annual report on Form 10-K).

4.12 Registration Rights Agreement dated as of March 31, 1995 by and between the Company and ENBC (incorporated by reference to Exhibit 4.13 to the Company's Registration Statement on Form S-1 (Reg. No. 33-79280)).

4.13 Indenture dated as of June 1, 1995 by and between the Company and Chemical Bank, as Trustee, which includes as an Exhibit the form of LYON for the Company's Liquid Yield Option Notes due 2015 (the "LYONs
         Indenture") (incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-3 (Reg. No. 33-93872)).

4.14     Stock Purchase Agreement dated August 10, 1995 by and between the
         Company and ENBC (the "Fourth ENBC Stock Purchase Agreement")
         (incorporated by reference to Exhibit 4.15 to the Company's
         Registration Statement on Form S-1 (Reg. No. 33-96230)).

4.15     Registration Rights Agreement dated August 10, 1995 by and between the
         Company and ENBC (incorporated by reference to Exhibit 4.16 to the Company's Registration Statement on Form S-1 (Reg. No. 33-96230)).

4.16 Warrant Purchase Agreement dated as of July 18, 1996 by and between the Company and Market Partners, L.L.C. ("Market Partners"), including the form of Warrant (incorporated by reference to Exhibit 4.17 to the Company's Registration Statement on Form S-8 (Reg. No. 333-15389)).

4.17 Registration Rights Agreement dated as of September 27, 1996 by and between the Company and Market Partners (incorporated by reference to Exhibit 4.18 to the Company's Registration Statement on Form S-8 (Reg.
         No. 333-15389)).

4.18     Warrant Certificate of the Company dated December 12, 1996 issued to
         General Electric Capital Corporation (incorporated by reference to
         Exhibit 4.18 to the Company's Registration Statement on Form S-3 (Reg.
         No. 333-22917)).

                                  Exhibit - 2

                                                                                         Sequential
                                                                                         ----------
Exhibit                                                                                     Page
-------                                                                                     ----
Number                             Exhibits                                                Number
------                             --------                                                ------

4.19 Registration Rights Agreement dated as of December 12, 1996 by and between the Company and General Electric Capital Corporation
         (incorporated by reference to Exhibit 4.19 to the Company's
         Registration Statement on Form S-3 (Reg. No. 333-22917)).

10.1     Credit Agreement (included in Exhibit 4.4).

10.2(a)  Facilities Agreement (included in Exhibit 4.5(a)).

10.2(b)  Amendment No. 1 to Facilities Agreement (included in 4.5(b)).

10.3     Debenture Indenture (included in Exhibit 4.3).

10.4 Amended and Restated 1991 Employee Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Reg. No. 33-69256)).

10.5     1995 Employee Stock Option Plan (incorporated by reference to Exhibit
         10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 33-
         81001)).

10.6     Amended and Restated 1991 Stock Option Plan for Non-Employee Directors
         (the "Directors Plan") (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 33-69256)).

10.7 Amendment to Directors Plan dated as of December 7, 1995 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Reg. No. 33-81001)).

10.8 Concurrent Private Placement Agreement dated November 8, 1993 (included in Exhibit 4.6).

10.9(a)  Aircraft Dry Leases dated November 15, 1993 between the Company and
         Bowana Aviation, Inc. ("Bowana") (incorporated by reference to
         Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Reg.
         No. 33-73870)).

10.9(b) Letter Agreement dated May 19, 1994 between the Company and Bowana amending the Aircraft Dry Leases dated November 15, 1993 (incorporated by reference to Exhibit 10.9(b) to the Company's Registration
         Statement on Form S-1 (Reg. No. 33-79280)).

10.10 Boston Chicken Relocation Programs for Officers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-
         Q for the quarter ended October 2, 1994).

10.11(a) Accounting and Administration Services Agreement by and between the Company and ENBC (incorporated by reference to Exhibit 10.14 to the Company's 1994 annual report on Form 10-K).

                                  Exhibit - 3

                                                                                     Sequential
Exhibit                                                                                 Page
Number                          Exhibits                                               Number
-------                         --------                                             ----------
10.11(b) Amended and Restated Accounting and Administration Services Agreement
         dated as of May 28, 1996 between the Company and ENBC (incorporated by reference to Exhibit 10.12(a) to the Registration Statement on Form S-1
         of ENBC (Registration No.333-04725)).

10.11(c) First Amendment to Amended and Restated Accounting and Administration
         Services Agreement dated as of June 17, 1996 between the Company and ENBC (incorporated by reference to Exhibit 10.12(b) to the Registration
         Statement on Form S-1 of ENBC (Registration No.333-04725)).

10.12(a) Financial Services Agreement by and between the Company and ENBC
         (incorporated by reference to Exhibit 10.15 to the Company's 1994 annual report on Form 10-K).

10.12(b) First Amendment to Financial Services Agreement dated as of March 7,
         1996 between the Company and ENBC (incorporated by reference to Exhibit
         10.13(b) to the Registration Statement on Form S-1 of ENBC
         (Registration No.333-04725)).

10.12(c) Financial Services Termination Agreement dated as of May 28, 1996 between the Company and ENBC (incorporated by reference to Exhibit
         10.13(c) to the Registration Statement on Form S-1 of ENBC
         (Registration No.333-04725)).

10.13(a) Real Estate Services Agreement by and between the Company and ENBC
         (incorporated by reference to Exhibit 10.16 to the Company's 1994 annual report on Form 10-K).

10.13(b) Amended and Restated Real Estate Services Agreement dated as of May 28,
         1996 between the Company and ENBC (incorporated by reference to Exhibit
         10.14(a) to the Registration Statement on Form S-1 of ENBC
         (Registration No.333-04725)).

10.13(c) Amended and Restated Real Estate Service Termination Agreement dated as of June 17, 1996 between the Company and ENBC (incorporated by reference to Exhibit 10.14(b) to the Registration Statement on Form S-1 of ENBC (Registration No.333-04725)).

10.14(a) Computer and Communication Services Agreements by and between the Company and ENBC (incorporated by reference to Exhibit 10.17 to the Company's 1994 annual report on Form 10-K).

10.14(b) Amended and Restated Computer and Communications Systems Services
         Agreement dated as of June 17, 1996 between the Company and ENBC
         (incorporated by reference to Exhibit 10.15(a) to the Registration
         Statement on Form S-1 of ENBC (Registration No.333-04725)).

10.14(c) First Amendment to the Amended and Restated Computer Communications
         Systems Services Agreement dated as of June 17, 1996 between the
         Company and ENBC (incorporated by reference to Exhibit 10.15(b) to the Registration Statement on Form S-1 of ENBC (Registration No.333-04725))

10.15    ENBC Stock Purchase Agreements (included in Exhibit 4.9).

                                  Exhibit - 4


                                                                                    Sequential
Exhibit                                                                                 Page
Number                          Exhibits                                              Number
-------                         --------                                            ----------
10.16    Third ENBC Stock Purchase Agreement (included in Exhibit 4.10).

10.17    Fourth ENBC Stock Purchase Agreement (included in Exhibit 4.14).

10.18(a) Amended and Restated Loan Agreement dated May 17, 1996 between the
         Company and Boston Chicken (incorporated by reference to Exhibit
         10.1(a) to ENBC's Registration Statement on Form S-1 (Reg. No.333-
         04725)).

10.18(b) First Amendment to the Amended and Restated Loan Agreement between the
         Company and ENBC dated July 19, 1996 (incorporated by reference to
         Exhibit 10.1(b) to the Registration Statement on Form S-1 of ENBC
         (Registration No.333-04725)).

10.18(c) Second Amendment to the Amended and Restated Loan Agreement between the
         Company and ENBC dated September 16, 1996 and Second Amendment to
         Secured Demand Note of ENBC dated September 16, 1996 (incorporated by reference to Exhibit 10.1(c) to ENBC's Registration Statement on Form
         S-1 (Registration No.333-12395)).

10.18(d) Second demand note of ENBC dated January 30, 1996, in favor of the Company (incorporated by reference to Exhibit 10.23(d) to the Company's 1995 annual report on Form 10-K).

10.18(e) First Amendment to Secured Demand Note of ENBC dated as of March 7,
         1996 (incorporated by reference to Exhibit 10.3(b) to ENBC's
         Registration Statement on Form S-1 (Reg. No.333-04725)).

10.19    LYONs Indenture (included in Exhibit 4.13).

10.20    Form of Area Development between the Company and its Area Developers
         (incorporated by reference to Exhibit 99 to the Company's Current
         Report on Form 8-K dated April 10, 1996).

10.21    Form of Franchise Agreement between the Company and Boston Market
         Franchisees (incorporated by reference to Exhibit 99 to the Company's
         Current Report on Form 8-K dated April 10, 1996).

10.22 Form of Secured Loan Agreement between the Company and Area Developers partially financed by the Company (incorporated by reference to Exhibit
         99 to the Company's Current Report on Form 8-K dated April 10, 1996).

10.23    Letter Agreement dated January 15, 1996 relating to employment of
         Laurence M. Zwain.

10.24    Consulting Agreement dated October 14, 1995, between the Company and J.
         Bruce Harreld (incorporated by reference to Exhibit 10.30 to the Company's 1995 annual report on Form 10-K).

                                  Exhibit - 5

                                                                                              Sequential
Exhibit                                                                                          Page
Number                          Exhibits                                                        Number
-------                         --------                                                      ----------
10.25    Merger Agreement dated as of January 22, 1996, as amended, among ENBC,
         NNYB Acquisition Corporation, Noah's New York Bagels, Inc. ("Noah's"),
         and the shareholders of Noah's (incorporated by reference to Exhibit
         2.5 to the Registration Statement on Form S-1 of ENBC (Registration No.
         333-04725)).

10.26    Purchase and Supply Agreement (Amended and Restated as of April 1,
         1996) between the Company and Hudson Foods, Inc. (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 30, 1996 filed by Hudson Foods, Inc., Commission File No.1-9050).

10.27    Letter Agreement dated April 5, 1996 between ENBC and Mark R. Goldston
         (incorporated by reference to Exhibit 10.18 to the Registration
         Statement on Form S-1 of ENBC (Registration No.333-04725)).

10.28    Concurrent Private Placement Agreement and Registration Agreement dated
         August 1, 1996 between the Company and ENBC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 14, 1996).

10.29    Option Agreement between the Company and Mark W. Stephens dated as of
         April 23, 1996 (incorporated by reference to Exhibit 10.4 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended July 14,
         1996).

10.30    Option Agreement between the Company and Laurence M. Zwain dated as of
         April 23, 1996 (incorporated by reference to Exhibit 10.5 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended July 14,
         1996).

10.31    Option Agreement between the Company and Mark R. Goldston dated as of
         April 23, 1996 (incorporated by reference to Exhibit 10.6 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended July 14,
         1996).

10.32(a) Secured Credit Agreement dated as of May 17, 1996 among ENBC, the
         Lenders named therein, and Bank of America Illinois, as Agent
         (incorporated by reference to Exhibit 10.9 to the Registration
         Statement on Form S-1 of ENBC (Registration No. 333-04725)).

10.32(b) First Amendment and Waiver dated August 27, 1996 to Secured Credit
         Agreement dated as of May 17, 1996 among ENBC, the Lenders named therein, and Bank of America Illinois, as Agent (incorporated by reference to Exhibit 10.9(b) to ENBC's Registration Statement on Form
         S-1 (Registration No.333-12395)).

10.33    Option Agreement dated August 27, 1996 among ENBC, Harlan Bagel Supply
         Company, L.L.C., and Hal P. Harlan, Hugh P. Harlan, and Doug H. Harlan
         (the "Harlans") (incorporated by reference to Exhibit 10.25 ENBC's
         Registration Statement on Form S-1 (Registration No.333-12395)).

                                  Exhibit - 6

                                                                                Sequential
Exhibit                                                                            Page
Number                          Exhibits                                          Number
-------                         --------                                        ----------
10.34    Project and Approved Supplier Agreement among Harlan Bagel Supply
         Company, Harlan Bakeries, Inc. and ENBC (incorporated by reference to
         Exhibit 10.24 to the Registration Statement on Form S-1 of ENBC
         (Registration No.333-04725)).

10.35    Right of First Refusal Agreement among ENBC, Harlan Bakeries, Inc.
         and the Harlans (incorporated by reference to Exhibit 10.26 to ENBC's
         Registration Statement on Form S-1 (Registration No.333-12395)).

10.36    Warrant Purchase Agreement (included in Exhibit 4.16).

10.37    Option Agreement between the Company and Saad J. Nadhir dated as of
         July 25, 1996 (incorporated by reference to Exhibit 10.7 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended October
         6, 1996).

10.38    Option Agreement between the Company and John Todd dated as of July 29,
         1996 (incorporated by reference to Exhibit 10.8 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended October 6, 1996).

10.39    Letter Agreement between the Company and Jeffry J. Shearer dated as of
         August 19, 1996 (incorporated by reference to Exhibit 10.9 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended October
         6, 1996).

10.40    Fourth Amended and Restated Limited Liability Company Agreement of
         Bagel Store Development Funding, L.L.C. dated as of July 1, 1996
         (incorporated by reference to Exhibit 10.28 to ENBC's Registration
         Statement on Form S-1 (Registration No.333-12395)).

10.41 Concurrent Offering Purchase Agreement dated November 26, 1996 between the Company and ENBC.

10.42    Consulting Agreement dated November 13, 1996 between the Company and
         Donald J. Bingle.

10.43    Letter Agreement dated December 27, 1996 between the Company and Thomas
         R. Sprague.

10.44(a) Master Lease Agreement No.2 dated as of December 9, 1996 between the
         Company, as Lessee, and General Electric Capital Corporation, for itself and as Agent for certain participants.

10.44(b) Amendment No. 1 to Master Lease Agreement No.2 dated as of February
         28, 1997 between the Company, as Lessee, and General Electric Capital
         Corporation, for itself and as Agent for certain participants.

10.45 Secured Loan Agreement dated as of January 31, 1997 between the Company and HFMI Acquisition Corporation, now known as Progressive Food
         Concepts, Inc.

                                  Exhibit - 7

                                                                                Sequential
Exhibit                                                                  Page
Number                          Exhibits                                Number
-------                         --------                              ----------
11       Statement re Computation of Earnings Per Share.

21       Subsidiaries of the Company.

23.1     Consent of Arthur Andersen LLP.

27       Financial Data Schedule

99.1     Form of Amended and Restated Agreements between the Company and BC
         Equity Funding, L.L.C. (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July
         14, 1996).

99.2     Form of Agreement between ENBC and Bagel Funding, L.L.C. relating to
         ENBC's purchase of Bagel Funding's interest in area developers
         (incorporated by reference to Exhibit 10.30 to the Registration
         Statement on Form S-1 of ENBC (Registration No.333-04725)).

                                  Exhibit - 8