Form 10-K/A
period 1996-12-29
BOSTON CHICKEN INC
filed 1997-04-25
CIK 894751

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A

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

                      LIQUID YIELD OPTION NOTES DUE 2015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $1,693,426,000 AT MARCH 10, 1997 (BASED ON THE CLOSING SALE PRICE ON THE NASDAQ NATIONAL MARKET ON MARCH 10, 1997, AS REPORTED BY THE WALL STREET JOURNAL (WESTERN EDITION)). AT MARCH 10, 1997, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 64,725,510 SHARES OF ITS COMMON STOCK OF RECORD.

                      DOCUMENTS INCORPORATED BY REFERENCE

THOSE SECTIONS OR PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 13, 1997 DESCRIBED IN PART III HEREOF ARE INCORPORATED BY REFERENCE IN THIS REPORT.

                                    PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  CERTAIN STATEMENTS IN THIS FORM 10-K UNDER "ITEM 1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS", "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND ELSEWHERE IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF BOSTON CHICKEN, INC. ("BCI"), EINSTEIN/NOAH BAGEL CORP. ("ENBC"), BOSTON MARKET INTERNATIONAL, INC. ("BMI"), THEIR AREA DEVELOPERS, FRANCHISEES, AND LICENSEES, BOSTON MARKETR STORES, EINSTEIN BROS.T BAGEL STORES AND NOAH'S NEW YORK BAGEL STORES, AND PROGRESSIVE FOOD CONCEPTS, INC. ("PFCI") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES, INCLUDING ROLL-OUT OF THE F.A.S.T. TRACK SYSTEM AT BOSTON MARKET STORES; DEVELOPMENT AND OPERATING COSTS; AREA DEVELOPERS' ADHERENCE TO DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; EXPANSION OF THE HOLIDAY HOME MEAL REPLACEMENT BUSINESS; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K. THE SUCCESS OF THE COMPANY, ENBC, AND BMI IS DEPENDENT ON THEIR RESPECTIVE AREA DEVELOPERS, FRANCHISEES, AND LICENSEES AND THE MANNER IN WHICH THEY OPERATE AND DEVELOP BOSTON MARKET STORES, EINSTEIN BROS. BAGELS STORES, AND NOAH'S NEW YORK BAGELS STORES.


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

GENERAL

  The Company franchises and operates retail food service stores under the Boston Market brand name that specialize in fresh, convenient meals featuring home style entrees of chicken, turkey, ham, and meat loaf, as well as sandwiches and a variety of freshly prepared vegetables, salads, and other side dishes. As of April 10, 1997, the Boston Market system included 1,124 stores located in 38 states and the District of Columbia, 883 of which are operated by area developers partially financed by the Company with convertible secured revolving loans, 223 of which are Company stores, and 18 of which are operated by other franchisees. As of April 10, 1997, the Company had entered into area development agreements that provide for the development of 2,457 additional stores. The Company currently estimates that there will be approximately 1,400 Boston Market stores in operation systemwide by the end of 1997. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ABOVE.

  The Boston Market concept combines the fresh, flavorful, and appealing meals associated with traditional home cooking with the convenience associated with fast food. Boston Market stores feature a clean, bright, and inviting environment to purchase a meal for take-out or in-store dining. Primary entrees include rotisserie roasted chicken and turkey breast, double-glazed baked ham, and double-sauced meat loaf. Side dishes designed to complement these entrees include mashed potatoes made from scratch, corn, stuffing, creamed spinach, butternut squash, garlic and dill potatoes, baked beans, macaroni and cheese, cranberry walnut relish, cinnamon apples, and a variety of chilled salads. Stores also offer a variety of freshly carved chicken, turkey, ham, and meat loaf sandwiches under the Boston Carver(R) and Extreme Carver(TM) brand names; fresh-baked chicken pot pies; chicken and other soups; beverages; desserts; and other items.

  Certain members of the Company's current management made their initial investment in the Company in December 1991, at which time there were approximately 33 stores operating under the Boston Chicken(R) name. After an extensive review of the Boston Chicken concept, members of the Company's management invested additional capital and acquired control of the Company in the spring of 1992. Subsequently, the Company substantially refined the Boston Chicken concept, developed an attractive prototype store, created a network of area developers, installed systemwide voice and data communications systems, and achieved significant development momentum in most major markets in the United States. With these formation and development phases completed, the Company shifted its focus to evolving the Boston Chicken concept and increasing operational efficiency. Further evolution of the concept was initiated in early 1995 with the addition of turkey, ham, and meat loaf dinner entrees, expansion of the line of sandwiches, salads, and soups, and entry into the holiday home meal replacement business. To reflect the variety of complete meals offered and to establish a broad platform for future growth, the Company changed the name of Boston Chicken stores to Boston Market.

  The Company owns approximately 17.3 million shares (representing approximately 53%) of the outstanding common stock of Einstein/Noah Bagel Corp. ("ENBC") (NASDAQ:ENBX) as of April 22, 1997. ENBC franchises and operates specialty retail stores that feature fresh-baked bagels, cream cheeses, coffee, and other related products, primarily under the Einstein Bros. Bagels and Noah's New York Bagels brand names.

  The Company was incorporated as a Massachusetts corporation in March 1988 and reincorporated in the State of Delaware in 1993. The Company's principal executive offices are located at 14103 Denver West Parkway, P.O. Box 4086, Golden, Colorado 80401-4086, and its telephone number is (303) 278-9500.

AREA DEVELOPERS

  General. The Company relies on area developers to achieve rapid penetration of targeted markets. The Company believes that having a relatively small group of area developers, each led by an experienced retail food service veteran with substantial equity invested in the area developer, is a superior means to achieve market leadership than more traditional franchising approaches which utilize a large number of franchisees. By concentrating its expansion efforts through these focused area development organizations, the Company believes it is able to achieve focused systemwide expansion and create operating and advertising efficiencies.

  The Company's success is dependent upon its area developers and franchisees and the manner in which they develop and operate Boston Market stores and manage their organizational and financial resources. The opening and success of stores is dependent upon a number of factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for such sites, permitting and regulatory compliance, the ability to meet construction schedules, the ability to hire and train qualified personnel, the financial and other capabilities of the Company and its area developers, and general economic and business conditions. Not all of the foregoing factors are within the control of the Company or its area developers. The financial resources required by the Company's area developers to comply with their area development agreements are dependent upon, among other things, the number and cost of stores developed and store operating results. The cost to develop a store ranges from $700,000 to $1.5 million. The area developers have financed, and will continue to finance, their capital requirements through borrowings from the Company, equity, debt and lease financing from third parties and internally generated funds. There can be no assurance that area developers and franchisees will have the business abilities or access to financial resources necessary to open the Boston Market stores required by their development schedules or will successfully develop or operate Boston Market stores in their development areas in a manner consistent with the Company's concepts and standards.

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

  The following table sets forth certain information as of April 10, 1997, concerning the Company's 15 domestic area developers. The operating principals of such area developers listed below each have experience in the multi-unit retail industry ranging from 16 to 27 years. The additional stores committed by each area developer are generally required to be opened over the next five to seven years. See "Special Note Regarding Forward-Looking Statements" on page
2.

                                                                                                                      ADDITIONAL
                                                                                                             STORES     STORES
AREA DEVELOPER                              PRIMARY MARKETS                           OPERATING PRINCIPAL     OPEN     COMMITTED
--------------                             -----------------                          -------------------  ----------  ---------
BC Boston, L.P.(1)            Portions of Massachusetts, Vermont, Maine,                Patrick McDonnell      55        148
                              New Hampshire, Rhode Island and New York

BC GoldenGate, L.L.C.         Portions of Central and Northern California               John Cutter            54        182
                              and Nevada

BC Great Lakes, L.L.C.        Portions of Illinois, Wisconsin, Michigan and Ohio        John Morlock          111         44


BC Heartland, L.L.C.          Portions of Indiana, Illinois, Michigan and Wisconsin     John Morlock           12        111

BC Northwest, L.P.            Portions of Washington, Oregon and Idaho                  Dennis Mullen          53         93

BC Superior, L.L.C.           Portions of Maryland, Virginia, West Virginia,            Steven Quamme          48        275
                              Alabama, Ohio, Pennsylvania, Kentucky, Tennessee
                              and Mississippi

BC Texas, Inc.                Portions of Texas                                         Michael Donovan        64        209

BC Tri-States, L.L.C.         Portions of Connecticut, New York and New Jersey          Robert Anarumo          8        259

BCE West, L.P.(1)             Arizona, Colorado, New Mexico, Utah, and                  Larry Hohl             60        156
                              Portions of Nevada and Wyoming

Boston West, L.L.C.           Portions of Central and Southern California               Alan Palmieri          89         95

Finest Foodservice, L.L.C.    Portions of Iowa, Illinois, Kansas, Minnesota,            Dave Goebel            72        163
                              Missouri, Nebraska, South Dakota and Wisconsin

Mayfair Partners, L.P.        Washington, D.C., Northern Virginia, and Portions of      Steven Quamme          56         15
                              Maryland

P&L Food Services, L.L.C.(1)  Portions of New York, Ohio, Pennsylvania and              Patrick McDonnell      52        172
                              West Virginia

Platinum Rotisserie, L.L.C.   North Carolina and Portions of South Carolina,            Anthony Wedo           50        353
                              New Jersey, Tennessee, Georgia, Pennsylvania and
                              Virginia

R&A Food Services, L.P.       Central and Southern Florida                              Terry Spaight          99        182
                                                                                                              ---      -----
   Total                                                                                                      883(2)   2,457
                                                                                                              ---      -----

(1) Lawrence Beck, Scott Beck's father, owns a controlling interest in such area developers. The Company does not believe Lawrence Beck is an affiliate of the Company. No director or officer of the Company, or a member of their immediate families, owns a controlling interest in any other area developer. See "-Area Developer Ownership".

(2) In addition, other franchisees operate 18 stores and the Company operates 223 stores.

  The Company and its area developers are currently exploring alternative organizational strategies that may include possible area developer combinations. See "-Current Initiatives in the Boston Market System-Organizational Strategy". At December 29, 1996, the Company had 15 domestic area developers compared with 20 domestic area developers at the end of its 1995 fiscal year. The reduction in the total number of area developers was the result of the acquisition by the Company of Mid-Atlantic Restaurant Systems L.P. ("Mid-Atlantic"), Mid-Atlantic's acquisition of New Jersey Rose, L.L.C. ("New Jersey Rose") and the combination of three area developers with three other area developers. Each of the combinations involved area developers with geographically contiguous territories. Such combinations were the result of negotiations between the area developers and were conditioned upon the consent of the Company in its capacity as franchisor. The Company believes that future consolidation of area developers primarily will be the result of negotiations by and among such area developers, with input and suggestions from the Company in its capacity as franchisor. The Company will continue to determine whether or not to consent to any such combination on a case-by-case basis. During 1995 and 1996, area developers have used an aggregate of $10.3 million borrowed under their secured loan agreements with the Company to acquire equity interests in, or to purchase assets from, other area developers.

  Area Developer Ownership. No officer or director of the Company owns a controlling equity interest in any area developer. Lawrence Beck (i) is a minority investor in R&A Food Services, L.P. ("R&A") and a director of, and minority stockholder in, R&A Food Services, Inc., the general partner of R&A,
(ii) is the majority equity holder in P&L Food Services, L.L.C., (iii) owns, with entities controlled by him, all of the equity interests in BC Boston, L.P., and (iv) owns, with entities controlled by him, a majority of the limited partnership interests and all of the general partnership interests of BCE West, L.P. Jeffry J. Shearer, a former Vice Chairman of the Board and former director of the Company, Peer D. Pedersen, son of Peer Pedersen, a director of the Company, and Lawrence Beck are each minority stockholders in BC Chicago, Inc., which is the managing member of BC Great Lakes, L.L.C. ("BC Great Lakes").
Peer Pedersen and Dean L. Buntrock, a director of the Company, two members of Mr. Buntrock's family, and a Buntrock family trust are limited partners of BC Detroit/Seattle, L.P. ("BC Detroit/Seattle"), which is a partner of BC
Detroit, L.P., which is a member of BC Great Lakes. BC Detroit/Seattle also holds limited partnership interests in BC Northwest, L.P.

  Mark A. Link, Vice President-Financial Reporting of the Company, Saad J. Nadhir, and Mark W. Stephens, Vice Chairman of the Board and Chief Financial Officer of the Company, each own a direct equity interest in BC Equity Funding, L.L.C. ("BCEF"), which has invested an aggregate of $58.3 million in nine area developers of the Company in the form of 10% cumulative preferred equity. Scott Beck owns an indirect equity interest in BCEF as a general and limited partner of a partnership that has invested directly in BCEF, and Dean Buntrock and Peer Pedersen each own indirect equity interests in BCEF as limited partners of partnerships that have invested directly in BCEF. Such interests aggregate approximately 6.4% of the outstanding equity interest in BCEF.

  Messrs. Buntrock, Link, Peer Pedersen and Stephens, John Todd, Chief Financial Officer of the Boston Market division, and Laurence Zwain, President and Chief Executive Officer of the Boston Market division and a director of the Company, each own a direct minority equity interest in Market Partners, L.L.C. ("Market Partners") a limited liability company which has invested an aggregate of approximately $71 million in 14 area developers of the Company in the form of 8% cumulative preferred equity or warrants. Such interests aggregate approximately 10% of the outstanding equity interest in Market Partners.

  Area Developer Financing. The Company believes that the development and operation of stores in a targeted market is enhanced when an area developer is permitted to focus on development and operations, rather than on raising capital. Accordingly, the Company has made convertible loans to its area developers to partially finance store development and working capital needs and provides to certain area developers various equipment and real estate leasing programs. See Note 9 of Notes to Consolidated Financial Statements. The Company's loan agreements with its area developers generally require the area developer to expend at least 75% of its contributed capital toward developing stores prior to drawing on its revolving loan, with advances permitted during a two or three-year draw period (or additional draw period in the event of a loan amendment) in a pre-determined maximum amount equal to three to four times the amount of the area developer's contributed capital. The loans are typically convertible into a majority equity interest in the area developer at a conversion price set forth in the loan agreement, which is at a premium over the per unit price paid by investors in the area developer for their equity investments, after the expiration of a moratorium period, provided generally that the area developer has completed not less than 80% of its area development commitment, or in the event of certain defaults. See Note 10 of Notes to Consolidated Financial Statements. Upon conversion, the Company would typically become majority equity owner of the area developer, resulting in the Company consolidating the area developer's operations in its financial statements. Consequently, the franchise and related fees earned by the Company (including interest, royalties, real estate related fees, software fees, and other fees) from such area developer would be eliminated in consolidation. The operating results of the area developer (primarily store revenue, less expenses) would be included in the Company's financial results. Such results would be adjusted for any remaining minority interest in such area developer not acquired by the Company.

  Each area developer loan agreement contains representations, warranties, terms, and covenants standard to those of a secured loan agreement. The Company's loans to its area developers subject the Company to the risks of being a secured lender. The Company considers each area developer's use of loan proceeds, adherence to its store development schedule, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors it deems relevant at the time in evaluating whether to establish an allowance for potential loan losses. See Note 10 of Notes to Consolidated Financial Statements.

  As a result of executing the rapid expansion strategy required by the Company, Boston Market financed area developers have incurred net losses in each of the last three years. The net losses incurred over this three-year period, which aggregated $156.5 million in 1996, $148.3 million in 1995, and $51.3 million in 1994, include (a) depreciation and amortization charges of approximately $93.0 million, (b) approximately $148.0 million attributable to investment overhead, scale inefficiencies in operating overhead, and other start-up costs which the Company believes are necessary to establish the Boston Market brand in new territories and open stores at a rate sufficient to gain a competitive advantage, and (c) royalties, interest, and other franchise related fees that would no longer be incurred in the event the Company were to acquire, or convert its convertible secured loans to, such financed area developers.
The net loss amounts for each of the fiscal years represent the aggregate net loss amounts for all financed area developers, the operations of which were not consolidated into the Company's financial statements as of the date the Company first reported such losses for such fiscal year. As a result of the foregoing factors, as well as ongoing improvements to store operating performance and increases in scale efficiencies, the Company does not consider these start-up losses to be a meaningful financial measure during this rapid expansion phase (i.e., that period during which new stores constitute a significant percentage of the store base). The Company believes the rapid expansion phase for most of its developers should last approximately four to five years from the time significant development commences in such area developer's area of dominant influence ("ADI"). As the rapid expansion phase ends, the size of the area developer's store base should enable the developer to gradually reduce and eventually recover such start-up losses. The reduction in and recovery of losses is expected to be driven primarily by lower investment overhead, increased operational and advertising efficiencies, greater economies of scale, and further increases in store revenue through continued product and service enhancements. The point at which losses may be recovered will vary by area developer depending primarily upon the size and timing of the area developer's store development schedule, the achievement of advertising efficiency, the level of interest charges, the intensity of competition, and the quality of management; however, there can be no assurance that such losses will be recovered. Because the financed area developers are generally two to three years into significant store development in their respective ADIs, the Company believes substantially all of its financed area developers will remain in the rapid expansion phase during 1997 in most of their ADIs; however, the Company expects that area developer aggregate net losses will be lower in fiscal 1997 than in fiscal 1996. Subsequent to the completion of the rapid expansion phase, the Company expects area developer profitability to be a more meaningful factor in assessing loan recoverability and any future loan commitments. Although the Company believes its current financed area developers will achieve profitability, in the event the foregoing strategy does not come to fruition or an area developer otherwise fails to achieve a sufficient level of profitability subsequent to the completion of its rapid expansion phase, such event could have a material adverse impact on the Company's financial position and results of operations. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

AREA DEVELOPER CONVERSIONS OR ACQUISITIONS

  Mid-Atlantic. In April 1996, the Company acquired a 93% interest in Mid-Atlantic, the area developer for the Philadelphia area, for an aggregate purchase price totaling $60.3 million, which included the assumption of $38.5 million in liabilities (including trade payables) owed to third parties by Mid-Atlantic. The Company's $30.0 million convertible loan to Mid-Atlantic was eliminated in the Company's consolidated financial statements. At the date of the acquisition, Mid-Atlantic operated 78 stores. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to identified assets and liabilities based upon their fair values at the date of acquisition, resulting in the Company recording $74.4 million in goodwill. The results of operations of Mid-Atlantic have been included in the Company's consolidated results of operations since the date of such acquisition. The Company was approached by Mid-Atlantic's largest equity holder regarding whether the Company had an interest in purchasing its equity interest in Mid-Atlantic. Given the desire of such equity holder to sell its interest, the Company decided, in the exercise of its business judgment, to acquire Mid-Atlantic primarily based on the Company's desire to own additional Company stores, the accelerated status of Mid-Atlantic's market penetration (due primarily to its purchase and conversion of a significant number of Roy Rogers stores in 1994), Mid-Atlantic having substantially completed its original development schedule, the anticipated future performance of Mid-Atlantic's stores and the Company's belief that the Company was able to more efficiently and economically obtain any remaining required financing. The acquisition of Mid-Atlantic was the result of arms' length negotiations between the Company and the equity holders of Mid-Atlantic, none of whom was an officer or director of the Company.

  New Jersey Rose. In July 1996, the Company converted its loan to New Jersey Rose, the area developer for the southern New Jersey area, into a 71% equity interest in New Jersey Rose. The conversion premium on such loan was 13% above the price per unit paid by the equity holders in New Jersey Rose. Immediately after such conversion, Mid-Atlantic acquired 100% of the equity interests in New Jersey Rose from the Company and the minority equity holders of New Jersey Rose for an aggregate purchase price of $13.4 million, which included the assumption of $1.1 million in liabilities (including trade payables) owed to third parties by New Jersey Rose. At the date of such acquisition, New Jersey Rose operated 12 stores in a development territory geographically contiguous to Mid-Atlantic's development territory. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to identified assets and liabilities based upon their fair values at the date of acquisition, resulting in the Company recording $7.0 million of goodwill. The results of operations of New Jersey Rose have been included in the Company's consolidated results of operations since the date of such acquisition. The Company's proposal to convert its loan to New Jersey Rose and Mid-Atlantic's decision to acquire the remaining equity interest in New Jersey Rose were based primarily on the geographically contiguous territory of New Jersey Rose to that of Mid-Atlantic and Mid-Atlantic's desire to own such stores and to spread overhead costs over a larger store base. In addition, Harry Rose, the principal equity holder and the operator of New Jersey Rose, desired to become an area developer of ENBC, with rights to develop significantly more Einstein Bros. stores than the 20 Boston Market stores that New Jersey Rose had the right to develop. In order for Harry Rose to be able to devote sufficient attention to such venture, he desired to sell his equity interest in New Jersey Rose. New Jersey Rose's waiver of the loan conversion moratorium was the result of arms' length negotiations between the Company and New Jersey Rose and was based on Mid-Atlantic's agreement to acquire the remaining equity interest in New Jersey Rose from the holders thereof. No officer or director of the Company held an ownership interest in New Jersey Rose.

  BC New York. In March 1997, the Company acquired a 73% equity interest in BC New York, L.L.C. ("BCNY") for an aggregate purchase price totaling $88.0 million, which included conversion of the Company's loan to BCNY and the assumption of $8.0 million in liabilities (including trade payables) owed to third parties by BCNY. The conversion premium on such loan was 15% above the price per unit paid by the equity holders in BCNY. As of the date of the acquisition, total outstanding loan advances to BCNY aggregated $80.0 million. Additionally, the Company has agreed to acquire an additional 11% of the equity of BCNY from the current BCNY equity holders for approximately $15.0 million, with the form of the consideration being subject to continuing negotiations with such holders. Upon consummation of this transaction, such holders will retain approximately 16% of the outstanding equity of BCNY (constituting 60% of their original ownership interest) and the Company has no obligation to acquire such interests. As a result of the foregoing loan conversion, and assuming the Company purchases the additional 11% of the equity of BCNY, the Company will have approximately an 84% interest in BCNY. The BCNY transaction added 118 Boston

Market stores, operating in the metropolitan New York area, northern New Jersey, and Connecticut, to the Company store base. As part of the transaction, the management of, and current equity investors in, BCNY formed a new Boston Market area developer which acquired the right to develop approximately 260 additional Boston Market stores in the New York metropolitan area. The Company expects that such area developer will also operate the 118 Boston Market stores for the Company on terms to be negotiated. The conversion was accounted for as a purchase and, accordingly, the purchase price was allocated to identified assets and liabilities based upon their fair values at the date of conversion, resulting in the Company recording $83.2 million of goodwill (based upon a preliminary allocation). The results of operations of BCNY have been included in the Company's consolidated results of operations since the date of the loan conversion. Certain officers and directors of the Company hold a 10% interest in Market Partners, which held a warrant to acquire a minority equity interest in BCNY. Subsequent to its conversion of the BCNY loan, the Company acquired the warrant for $2.9 million. The Company's proposal to convert its loan to BCNY was based primarily on the Company's desire to own additional Company stores, the concentration of BCNY stores reflective of store penetration in a mature market, geographically contiguous territory to an existing Company market, the anticipated future performance of BCNY's stores and the Company's ability to consummate the transaction utilizing a structure which did not foreclose the infusion of additional local equity capital in a new area developer. BCNY's waiver of the loan conversion moratorium was the result of arms' length negotiations between the Company and BCNY. The Company believes that such waiver was primarily dependent on the Company's willingness to transfer the BCNY development rights with respect to the approximately 260 additional Boston Market stores to the new area developer formed by management of, and current equity investors in, BCNY, and a negotiated purchase price associated with the proposed acquisition of the 11% equity interest of the current BCNY equity holders.

  Conversion or Acquisition Criteria. Any determination to convert any area developer loan or otherwise acquire an equity interest in any developer involves a variety of economic and operational considerations, including the projected financial impact of converting the loan, the status of the area developer's market penetration, the performance of the area developer's stores, the Company's desire to own such stores and the willingness of the Company to incur the risk of owning such stores versus receiving income as a franchisor, lender, and service provider, the Company's ability to manage stores if necessary, the future capital requirements of the area developer and its ability to raise a portion of such capital, and the demand on Company resources. However, factors or circumstances unique to a specific transaction may also impact the Company's decision. In addition, any loan conversion or other acquisition of an equity interest in an area developer by the Company would not be indicative of whether the Company intended to, or would, convert or otherwise acquire an equity interest in any other area developer. There can be no assurance that the Company will exercise its future rights to acquire an equity interest in any area developer to which it provides financing or that such exercise will result in control of the area developer. The Company has no present intention to convert any of its area developers' loans or otherwise acquire an equity interest in any area developer.

  AREA DEVELOPMENT AGREEMENTS

  Area development agreements provide for the opening of a specified number of stores within a defined geographic territory in accordance with a schedule of dates. As of April 10, 1997, the Company had entered into area development agreements that provide for the development of 2,457 additional stores. An area developer's development schedule generally covers periods up to seven years and typically has benchmarks for the number of stores to be opened and in operation at six-month intervals. Area developers are required to pay a development fee of $5,000 per store and a $35,000 store franchise fee described in "-Franchise Agreements". Area development agreements generally provide that the area developer has the exclusive right to open Boston Market stores within the specified territory during the term of the development schedule, except that the Company reserves the right to engage in certain limited special distribution arrangements and, in the event the area developer does not choose to develop them, to develop target sites and conversion sites within the specified territory. Target sites are sites which the Company believes should be developed for competitive or market reasons regardless of the applicable development schedule or the location of pre-existing sites. Conversion sites are sites obtained from other companies which are suitable for conversion for use as Boston Market stores.

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

CURRENT INITIATIVES IN THE BOSTON MARKET SYSTEM

  Menu

  The Company believes that variety is a primary factor influencing customer trial and frequency. As a result, the Company has significantly expanded its menu offerings to include additional dinner entrees and a line of salads, soups, and Boston Carver sandwiches. The Company is currently extending its Boston Carver sandwich brand with a line of four indulgent sandwiches marketed under the Extreme Carver brand name. In addition, the Company has expanded its Boston Hearth(TM) brand of holiday foods to include Boston Hearth breasts of turkey, which are marinated and slow-roasted in Boston Market rotisserie ovens, and banquet meal packages which serve from 10 to 24 people. The Company continually evaluates the Boston Market menu, including product price points, in its attempt to maximize customer trial and frequency.

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

  Organizational Strategy

  The Company and its area developers are exploring alternative organizational strategies in an effort to minimize area developer overhead expenses while maximizing store level performance. The alternative organizational strategies under consideration are possible area developer combinations and store manager incentive programs. Programs under consideration include store level bonus compensation plans that are based upon store performance and potential store level ownership opportunities for the store manager. The Company believes that the implementation of such initiatives could reduce overhead expenses and enhance the ability of the Company and its area developers to attract and retain highly motivated store managers who would deliver consistently superior performance at the store level. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

  Boston Market International

  The Company is in the preliminary stage of taking the Boston Market brand into foreign markets, which could occur through license, franchise, area development, joint venture, or other arrangements. In January 1997, BMI entered into a letter of intent with John Sun, a restaurant developer in Southeast Asia that contemplates the formation of a new entity that would sublicense from BMI the right to develop up to 600 Boston Market stores in Taiwan and the People's Republic of China. No officer or director of the Company currently owns an equity interest in BMI. In addition, no executive officer or director of the Company is, or will be, an executive officer or director of BMI. BMI is a newly formed entity and the Company has been advised that BMI intends to seek private equity financing from third parties in order to provide its initial equity capital. The Company is negotiating a license with BMI which would grant to BMI the rights to develop Boston Market stores in such countries, and a convertible loan from the Company to BMI which could be convertible into a majority equity interest in BMI. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

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

EINSTEIN/NOAH BAGEL CORP.

  General.  In March 1995, the Company made an investment in ENBC
(NASDAQ:ENBX), which was created through the combination of a number of leading regional bagel retailers. ENBC franchises and operates specialty retail stores that feature fresh-baked bagels, cream cheeses, coffee and other related products, primarily under the Einstein Bros. Bagels and Noah's New York Bagels brand names. The Company owns approximately 17.3 million shares (representing approximately 53%) of the outstanding common stock of ENBC as of April 22, 1997. ENBC's principal business objective is to become the leading specialty retailer of fresh-baked bagels and related products in the United States and to ultimately support and extend its consumer brands through alternate distribution channels, such as wholesale and contract food service.

  ENBC Area Developers. As of April 10, 1997, ENBC had 400 stores in operation systemwide, all of which were operated by area developers financed in part by ENBC. Such financing generally permits ENBC in certain circumstances to convert its loan into a majority equity interest in the area developer at a premium over the price per unit paid by the investors in the area developer for their equity investments. As of April 10, 1997, ENBC had entered into area development agreements that provide for the development of 1,067 additional stores, the majority of which are scheduled to open over the next three years. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" on page 2.

  The following table sets forth information as of April 10, 1997 concerning ENBC's 12 area developers. The operating principals of such area developers listed below each have experience in the multi-unit retail industry ranging from 10 to 30 years.

                                                                                                                  Additional
                                                                                      Operating         Stores     Stores
Area Developer                 Primary Markets                                        Principal          Open     Committed
--------------                 ---------------                                        ---------         ------    ----------
Einstein Bros. Bagels(2):

Alamo Bagels, L.P.(3)          Dallas/Ft. Worth, Houston, Austin                    Pearce Tucker          23        87

BCE West Bagels, L.L.C.(1)(3)  Denver, Salt Lake City, Phoenix, Tucson,             Larry Hohl             56        51
                               Albuquerque, Las Vegas, Colorado Springs

Colonial Bagels, L.P.(3)       Boston, Cleveland, Pittsburgh, Columbus              Robert Schlacter       22        90

Finest Bagels, L.L.C.(3)       Kansas City, St. Louis, Minneapolis                  Edwin Brownell         35        43

Great Lakes Bagels, L.L.C.     Milwaukee, Chicago, Detroit, Madison,                Joseph Hoog            52       145
                               Indianapolis

Gulfstream Bagels, L.P.(3)     Miami, Fort Lauderdale, West Palm Beach,             Robert Hartnett        38        57
                               Orlando, Tampa

Liberty Foods, L.L.C.(3)       New York City metropolitan area                      Hank Huth              19       131

Mayfair Bagels, L.L.C.(3)      Washington, D.C., Baltimore, Richmond,               Steven Quamme          22       127
                               Atlanta(4), Charlotte, Norfolk

Philly Rose, L.P.(3)           Philadelphia                                         Harry Rose             17        68

Sunbelt Bagels, L.L.C.(3)      San Diego, Palm Springs and portions of              Pearce Tucker          17        63
                               Los Angeles

Noah's New York Bagels:

Noah's Bay Area                Sacramento, San Francisco/Oakland/San                Jim Mizes              50        45
Bagels, L.L.C.                 Jose, Fresno

Noah's Pacific, L.L.C.         Portions of Los Angeles, Portland, Seattle/Tacoma    Jim Mizes              49       160
                                                                                                          ---     -----
 Total                                                                                                    400     1,067
                                                                                                          ---     -----

(1) Lawrence Beck owns a controlling interest in such area developer. The Company and ENBC do not believe Lawrence Beck is an affiliate of the Company or ENBC. No officer or director of the Company or ENBC, including members of their immediate families, owns a controlling equity interest in any other area developer.

(2) Includes 11 stores operated under the Bagel & Bagel brand, one store operated under the Offerdahl's Bagel Gourmet brand, seven stores operated under the Baltimore Bagel brand, 11 stores operated under the Bagel Boulevard brand and one store operating under the Bagel Street Cafe brand.

(3) On March 28, 1997, certain of ENBC's area developers entered into letters of intent pursuant to which such area developers propose to enter into transactions in which Alamo Bagels, L.P. would be merged into Finest Bagels, L.L.C., BCE West Bagels, L.L.C. would be merged into Sunbelt Bagels, L.L.C., and Liberty Foods, L.L.C. would be merged into Colonial Bagels, L.P. On April 1, 1997, Mayfair Bagels, L.L.C. ("Mayfair") and Philly Rose, L.P. ("Philly Rose") entered into a letter of intent pursuant to which Mayfair proposes to merge into Philly Rose. In each of the transactions, owners of equity interests in the merging area developer would receive equity interests in the surviving area developer. Such letters of intent have been entered into as a result of arms' length negotiations between the relevant area developers and such proposed combinations are conditioned upon the consent of ENBC in its capacity as franchisor.

(4) Stores in the Atlanta metropolitan area operate under the Melvyn & Elmo's(TM) brand because ENBC does not currently have the right to use the Einstein Bros. Bagels brand for restaurant services in the Atlanta metropolitan area.

  Lawrence Beck is a minority investor in BCE West Bagels, L.L.C. and Colonial Bagels, L.P. In addition, Messrs. Scott Beck, Pedersen and Zwain each own a direct equity interest in Bagel Store Development Funding, L.L.C. ("BSDF"), which has an equity interest in all of the ENBC area developers aggregating $89.2 million. Mr. Buntrock owns an indirect equity interest in BSDF as a member of a limited liability company that has invested directly in BSDF. All of such interests aggregate approximately 16.2% of the outstanding equity interest in BSDF.

  As of April 10, 1997, ENBC had not converted (nor did it have the right to convert) any loan to any area developer or otherwise acquired any equity interest in any area developer. In making a determination to convert any ENBC area developer loan or otherwise acquire an equity interest in any ENBC area developer, ENBC expects to use the same economic and operational considerations as the Company. See "-Area Developer Conversions or Acquisitions-Conversion or Acquisition Criteria." Any loan conversion or other acquisition of any equity interest by ENBC in any ENBC area developer would not be indicative of whether ENBC intended to, or would, convert or otherwise acquire an equity interest in any other area developer. There can be no assurance that ENBC will exercise its future rights to acquire an equity interest in any area developer to which it provides financing or that such exercise will result in control of the area developer.

  ENBC's area developers are pursuing a rapid expansion strategy similar to that of the Company's area developers. Consequently, the Company believes that ENBC's area developers will also incur net losses during their rapid expansion phase. The Company also believes, however, that the factors applicable to start-up losses and recovery of such losses by the Boston Market area developers should apply to ENBC area developers as well. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2 AND "-AREA DEVELOPERS".

  Relationship with the Company. ENBC has granted to the Company an option to purchase newly issued shares of ENBC common stock for cash or registered shares of the Company's common stock that permits the Company to maintain ownership of up to 52% of the outstanding shares of ENBC common stock (the "ENBC Option").
In the event payment is made in registered shares of the Company's common stock, the Company has agreed to guarantee the price at which those shares can be sold at the market within a limited time period. The ENBC Option will terminate if (i) the Company sells or transfers shares of ENBC common stock and as a result owns less than a majority of the then outstanding shares of ENBC's voting stock or (ii) the percentage of outstanding shares of voting stock of ENBC owned by the Company is reduced below 50% other than as a result of the Company's voluntary sale or transfer of shares of ENBC common stock and the Company fails to acquire a sufficient number of shares of ENBC common stock so that it owns at least a majority of the then outstanding shares of voting stock of ENBC by July 31 of the calendar year next following the calendar year in which such reduction occurs. In calculating the percentage ownership of voting stock of ENBC owned by the Company for purposes of the ENBC Option, such calculation excludes from ownership by the Company (i) 701,177 shares of ENBC common stock subject to options granted by the Company, (ii) any shares of ENBC common stock held by officers, directors or employees of the Company, and (iii) any shares of ENBC common stock held by any person or entity that would not be counted under generally accepted accounting principles in determining whether the Company owns a majority of the voting stock for consolidated financial statement reporting purposes. Pursuant to such calculation, as of March 31, 1997, the Company owned approximately 50.4% of the outstanding common stock of ENBC and had the right to purchase 1,096,116 shares of common stock of ENBC at prices ranging from $25.29 to $30.75 per share. ENBC also granted to the Company pursuant to a registration rights agreement five demand and unlimited piggyback registration rights under the Securities Act of 1933, as amended (the "Securities Act"), with respect to shares of ENBC common stock owned by the Company.

  The Company has also provided to ENBC a $50.0 million unsecured, subordinated, non-convertible loan. As of April 22, 1997, there was no balance outstanding under the facility. Interest on the loan will be based on the reference rate of Bank of America Illinois plus 0.5%. Any borrowings outstanding are payable on June 15, 2003. The Company may satisfy a portion of its funding obligations under the loan facility in cash or shares of common stock. The Company has agreed to guarantee the price of any shares of common stock delivered to ENBC in satisfaction of the Company's obligations under the loan facility and thereafter sold by ENBC.

  During fiscal 1996, the Company and ENBC were parties to several fee service agreements, pursuant to which the Company provided ENBC with infrastructure support services, including accounting and administration services, financial services, real estate services and computer and communications services. During fiscal 1996, ENBC paid the Company an aggregate of approximately $10.2 million pursuant to such agreements. The Company continues to provide ENBC with certain accounting and administration and computer and communications services pursuant to such agreements. ENBC and the Company are also parties to two subleases, pursuant to which ENBC is entitled to the non-exclusive use of aircraft leased by the Company from unaffiliated third party leasing companies. ENBC paid the Company an aggregate of approximately $.5 million under the two subleases. In addition, the Company subleases to ENBC approximately 38,000 square feet of office space (and certain common areas, including parking areas) for ENBC's support center located in Golden, Colorado. The sublease currently provides for rental payments of $38,000 per month and has an initial term of 15 years expiring in August 2011. The Company's agreements with ENBC were negotiated at arms' length and the Company believes that terms of such agreements are as favorable to the Company as those that it would have with an unaffiliated third party.

  Executive officers and directors of the Company are deemed to beneficially own an aggregate of 787,824 shares (representing approximately 2.4%) of the outstanding common stock of ENBC. Such number of shares include 428,359 shares of ENBC common stock subject to options or warrants. Scott Beck is Chairman of the Board of ENBC and Mark Goldston, Vice Chairman of the Board of the Company, is President, Chief Executive Officer and a director of ENBC.

PROGRESSIVE FOOD CONCEPTS, INC.

  On January 31, 1997, Progressive Food Concepts, Inc. ("PFCI") entered into a series of agreements with Harry's Farmers Market, Inc. ("Harry's"), an operator of retail food stores in the Atlanta area. The common stock of Harry's is quoted on the Nasdaq National Market under the symbol "HARY".
PFCI is a newly formed entity in which Scott Beck and Saad Nadhir, the former Co-Chairman of the Board and President of the Company, each own a 46.2% equity interest, and Harrys owns a 7.6% interest. Messrs. Beck & Nadhir have expressed their intention to transfer a significant portion of their shares of PFCI common stock to other persons as PFCI's business plan becomes more defined and is implemented. The transaction permits PFCI to develop a business model based on Harry's existing businesses and potentially acquire a significant equity investment in Harry's. The Company has provided PFCI with a $17.0 million secured loan that is convertible, after a moratorium period and subject to PFCI meeting certain financial performance criteria, into a majority equity interest in PFCI.

  Harry's owns and operates five stores in the Atlanta area, including: three Harry's Farmers Markets, mega-markets specializing in high quality fruits, vegetables, meats and seafood, fresh bakery goods, fresh ready-to-heat and ready-to-eat prepared foods, and deli, cheese and dairy products; and two smaller Harry's In A Hurry stores, which emphasize high quality, fresh ready-to-heat prepared foods and specialty perishables. Harry's line of over 300 ready-to-heat prepared meals are made in its 28,000 square foot USDA-approved manufacturing facility, and over 200 proprietary bakery items are baked fresh daily in its 55,000 square foot bakery.

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

                                                    High           Low
                                                    ----           ---
1995:
     First Quarter (ended April 16, 1995)          $19-7/8       $14-1/2
     Second Quarter (ended July 9, 1995)            26-5/8        16-7/8
     Third Quarter (ended October 1, 1995)          27-1/2        23
     Fourth Quarter (ended December 31, 1995)       35-7/8        25-7/8
1996:
     First Quarter (ended April 21, 1996)           37-5/8        27-3/8
     Second Quarter (ended July 14, 1996)           37            27-1/4
     Third Quarter (ended October 6, 1996)          36-3/8        24-1/8
     Fourth Quarter (ended December 29, 1996)       41-1/2        31-3/8


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

                                                                     Fiscal years ended (1)
                                                ----------------------------------------------------------------
                                                 Dec. 27,     Dec. 26,       Dec. 25,      Dec. 31,     Dec. 29,
                                                   1992         1993           1994          1995       1996 (2)
                                                ---------    ---------      ----------    ---------    ---------
                                                    (In thousands, except per share data and number of stores)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
   Royalties and franchise related fees......  $   2,627      $  11,551      $  43,603    $  74,662    $  115,510
   Interest income...........................         -           1,130         11,632       33,251        65,048
   Company stores............................      5,656         29,849         40,916       51,566        83,950
                                               ---------      ---------      ---------    ---------    ----------
        Total revenue........................      8,283         42,530         96,151      159,479       264,508
Costs and expenses:
Cost of products sold........................      2,241         11,287         15,876       19,737        31,160
Salaries and benefits........................      7,110         15,437         22,637       31,137        42,172
General and administrative...................      5,241         13,879         27,930       41,367        99,847(3)
Provision for relocation.....................          -              -          5,097            -             -
                                               ---------      ---------      ---------    ---------    ----------
       Total costs and expenses..............     14,592         40,603         71,540       92,241       173,179
                                               ---------      ---------      ---------    ---------    ----------
Income (loss) from operations................     (6,309)         1,927         24,611       67,238        91,329
Other income (expense).......................        459           (280)        (4,161)     (12,865)       23,854(4)
                                               ---------      ---------      ---------    ---------    ----------
Income (loss) before income taxes
 and minority interest.......................     (5,850)         1,647         20,450       54,373       115,183
Minority interest in (earnings) of subsidiary          -              -              -            -        (5,235)
Income taxes.................................          -              -          4,277       20,814        42,990
                                               ---------      ---------      ---------    ---------    ----------
Net income (loss)............................  $  (5,850)     $   1,647      $  16,173    $  33,559    $   66,958
                                               =========      =========      =========    =========    ==========
   Net income (loss) per common and
      equivalent share.......................  $   (0.21)     $    0.06      $    0.38    $    0.66    $     1.01
                                               =========      =========      =========    =========    ==========
   Weighted average number of common and
      equivalent shares outstanding..........     28,495         32,667         42,861       50,972        66,501
Store Data (unaudited):
   Systemwide Boston Market store revenue(5).  $  42,654      $ 152,056      $ 383,691    $ 792,948    $1,166,591
   Number of Boston Market stores:
      Beginning of year......................         34             83            217          534           829
      Opened.................................         50            138            323          310           273
      Closed (6).............................         (1)            (4)            (6)         (15)          (15)
                                               ---------      ---------      ---------    ---------    ----------
      End of year............................         83            217            534          829         1,087
                                               =========      =========      =========    =========    ==========
      Company stores.........................         19             38             41            3           105
      Franchised stores......................         64            179            493          826           982

   Systemwide Einstein/Noah Bagel store
    revenue(5)...............................                                             $  26,986(8) $  145,631
   Number of Einstein/Noah Bagel stores:
      Beginning of year......................                                                     -            60
      Opened or acquired.....................                                                    60           266
      Closed (7).............................                                                     -           (11)
                                                                                          ---------    ----------
      End of year............................                                                    60           315
                                                                                          =========    ==========
      Company stores.........................                                                    47            14
      Franchised stores......................                                                    13           301
Consolidated Balance Sheet Data:
      Working capital........................  $   7,816      $   2,788      $  32,049    $ 313,483    $   58,829
      Notes receivable.......................        773         45,716        202,500      456,034       800,519
      Total assets...........................     22,670        110,064        426,982    1,073,877     1,543,616
      Long-term debt.........................          -              -        130,000      307,178       312,454
      Stockholders' equity...................  $  17,037      $  94,906      $ 259,815    $ 716,831    $  935,840

--------------
(1) The Company's fiscal year is the 52/53-week period ending on the last Sunday in December and normally consists of 13 four-week periods. The fiscal year ended December 31, 1995 includes 53 weeks of operations.

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

(3)  Includes non-recurring charges of approximately $38.0 million.

(4)  Includes non-recurring gains of approximately $38.2 million.

(5) Includes gross revenue for all stores in the respective Boston Market or Einstein/Noah systems.

(6) Such stores were closed due to operating or site-related issues, changes in the market or trade area, changes in store development strategy, or failure of the store to meet desired sales or profitability levels. Of such stores, the Company closed two stores located in Michigan and area developers closed the remaining stores located in 15 states. Such stores were open for an average of 2.5 years prior to their closing. Costs associated with such closings were expensed by the owners of such stores.

(7) Such stores were closed because the sites were determined to be unsuitable for the Einstein Bros. Bagels brand and store. The Company closed five stores in Colorado and one store in California and area developers closed the remaining stores located in three states. Such stores were open for an average of approximately 23 months prior to closing. Costs associated with such closings were expensed by the owners of such stores.

(8)  Reflects period from March 24, 1995 (inception) through December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  During fiscal year 1996, the Company converted its loan into a majority equity interest in ENBC and acquired a 93% interest in Mid-Atlantic, its Boston Market area developer for the Philadelphia area. Subsequent to the Company's acquisition of its interest in Mid-Atlantic, Mid-Atlantic acquired 100% of the equity interest in New Jersey Rose, the Boston Market area developer for the southern New Jersey area. In March 1997, the Company converted its loan to BCNY into a majority equity interest in BCNY, its Boston Market area developer for the metropolitan New York, northern New Jersey, and Connecticut areas. Additionally, the Company agreed to acquire a portion of the current equity holders' interest in BCNY, which, after giving effect to the conversion, will result in the Company having an equity interest in BCNY of approximately 84%. See "Item 1. Business-Area Developer Conversion or Acquisitions".

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

  Because of the store seeding program, stores owned by the Company in 1994 and 1995 were generally newer stores in start-up markets. Typically, these stores tend to have higher costs due to employee inexperience and resulting inefficiencies, a lack of store-specific operating history to assist in forecasting daily food and labor needs, and lack of brand awareness in their market area. Beginning with the acquisition of the Mid-Atlantic stores, the Company has established a base of Company-owned stores that it believes are more reflective of mature store performance in an established market. The following table sets forth store performance data for these stores from the date of their acquisition through December 29, 1996 (in thousands of dollars). Such amounts exclude unallocated capital charges, income taxes and non-store overhead costs:


     Net sales.........................   $73,512.7    100.0%
     Food and paper costs..............    27,441.7     37.3%
     Salaries and benefits.............    18,470.6     25.1%
     Operating expenses................     5,656.8      7.7%
     Occupancy and advertising costs...     8,080.8     11.0%
                                          ---------    -----
     Store cash flow...................   $13,862.8     18.9%
                                          =========    =====

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

  Cost of Products Sold. As a result of a higher average number of Company stores operating during the year, cost of products sold increased 58% for 1996 compared with 1995. ENBC's company stores accounted for 24% of the increase in cost of products sold for the fiscal year. Cost of products sold, as a percentage of Company store revenue, decreased from 38.3% in 1995 to 37.1% in 1996. The decrease in the percentage was attributable to the inclusion of ENBC's company stores (from the date of conversion of the ENBC loan) which have a lower cost of sales than Boston Market stores and improved management of waste and operational variability at Boston Market stores.

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

  During 1995, the Company completed the sale of LYONs, for which the Company received gross proceeds of approximately $172.5 million and sold 10,350,000 shares of its common stock for net proceeds of approximately $342.0 million. See Note 6 of Notes to Consolidated Financial Statements. During 1994, the Company issued $130.0 million of 4 1/2% Debentures. See Note 6 of Notes to Consolidated Financial Statements. During 1994, the Company also sold 6,900,000 shares of its common stock for net proceeds of approximately $120.0 million.

  Over the last three years the Company's primary use of capital reflects its goal of establishing brand awareness and market leadership by providing partial financing to its area developers for their use in rapid store development and to finance their working capital needs. As of December 29, 1996, the Company had secured loan commitments to its Boston Market financed area developers aggregating $838.0 million of which $647.3 million had been advanced. As of December 29, 1996, ENBC had secured loan commitments to its area developers aggregating $283.2 million, of which $140.8 million had been advanced. Net loan advances to area developers were $378.3 million in 1996 (consisting of $1,198.8 million of loan advances, net of $820.5 million of loan repayments), $210.2 million in 1995 (consisting of $549.2 million of loan advances, net of $339.0 million of loan repayments), and $156.4 million in 1994 (consisting of $224.9 million of loan advances, net of $68.5 million of loan repayments). The majority of the loan advance and repayment activity reflects the revolving nature of the loans, that is, amounts are drawn and repaid on a regular basis to optimize cash management. The annual increases in loan advances were attributable to more stores being opened each year by the Company's and ENBC's area developers and consolidation among area developers. Certain notes to Boston Market area developers which were issued with original maturities prior to fiscal 1999 have been amended to change their due dates in connection with the significant expansion in 1996 of the area developers' development schedules and/or in connection with the contribution of additional equity capital to an area developer by third parties. Other loan advances and repayments in 1996 and 1995 consisted primarily of activity under the Company's convertible loan to ENBC prior to the date of conversion of the loan.

  As a result of executing the rapid expansion strategy required by the Company, Boston Market financed area developers have incurred net losses in each of the last three years. The net losses incurred over this three-year period, which aggregated $156.5 million in 1996, $148.3 million in 1995, and $51.3 million in 1994, include (a) depreciation and amortization charges of approximately $93.0 million, (b) approximately $148.0 million attributable to investment overhead, scale inefficiencies in operating overhead, and other start-up costs which the Company believes are necessary to establish the Boston Market brand in new territories and open stores at a rate sufficient to gain a competitive advantage, and (c) royalties, interest, and other franchise related fees that would no longer be incurred in the event the Company were to acquire, or convert its convertible secured loans to, such financed area developers. The net loss amounts for each of the fiscal years represent the aggregate net loss amounts for all financed area developers, the operations of which were not consolidated into the Company's financial statements as of the date the Company first reported such losses for such fiscal year. As a result of the foregoing factors, as well as ongoing improvements to store operating performance and increases in scale efficiencies, the Company does not consider these start-up losses to be a meaningful financial measure during this rapid expansion phase (i.e., that period during which new stores constitute a significant percentage of the store base). The Company believes the rapid expansion phase for most of its developers should last approximately four to five years from the time significant development commences in such area developer's ADI. As the rapid expansion phase ends, the size of the area developer's store base should enable the developer to gradually reduce and eventually recover such start-up losses. The reduction in and recovery of losses is expected to be driven primarily by lower investment overhead, increased operational and advertising efficiencies, greater economies of scale, and further increases in store revenue through continued product and service enhancements. The point at which losses may be recovered will vary by area developer depending primarily upon the size and timing of the area developer's store development schedule, the achievement of advertising efficiency, the level of debt and interest charges, the intensity of competition, and the quality of management; however, there can be no assurance that such losses will be recovered. Because the financed area developers are generally two to three years into significant store development in their respective ADIs, the Company believes substantially all of its financed area developers will remain in the rapid expansion phase during 1997 in most of their ADIs; however, the Company expects that area developer aggregate net losses will be lower in fiscal 1997 than in fiscal 1996. Subsequent to the completion of the rapid expansion phase, the Company expects area developer profitability to be a more meaningful factor in assessing loan recoverability and any future loan commitments. Although the Company believes its current financed area developers will achieve profitability, in the event the foregoing strategy does not come to fruition or an area developer otherwise fails to achieve a sufficient level of profitability subsequent to the completion of its rapid expansion phase, such event could have a material adverse impact on the Company's financial position and results of operations. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

  The allowance for financed area developers' loan losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of use of loan proceeds, adherence to store development schedules, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors that management deems relevant at the time. Based upon this review and analysis, no allowance for loan losses was required as of December 31, 1995 and December 29, 1996.

  Area developer loans are typically convertible into a majority equity interest in the area developer at a conversion price set forth in the loan agreement, which is at a premium over the per unit price paid by investors in the area developer for their equity, after the expiration of a moratorium period, provided generally that the area developer has completed not less than 80% of its area development commitment, or in the event of certain defaults. Any determination to convert any area developer loan or otherwise acquire an equity interest in any area developer would involve a variety of economic and operational considerations, including the projected financial impact of converting the loan, the status of the area developer's market penetration, the performance of the area developer's stores, the Company's desire to own such stores and the willingness of the Company to incur the risk of owning such stores versus receiving income as a franchisor, lender, and service provider, the Company's ability to manage stores if necessary, the future capital requirements of the area developer and its ability to raise a portion of such capital, and the demand on Company resources. However, factors and circumstances unique to a specific transaction may also impact the Company's decision. In addition, any loan conversion or other acquisition of an equity interest in an area developer by the Company would not be indicative of whether the Company intended to, or would, convert or otherwise acquire an equity interest in any other area developer. There can be no assurance that the Company will exercise its future rights to acquire an equity interest in any area developer to which it provides financing or that such exercise will result in control of the area developer. The Company has no present intention to convert any of its area developers' loans or otherwise acquire an equity interest in any area developer.

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

                              FIRST        SECOND       THIRD       FOURTH
                             QUARTER       QUARTER     QUARTER      QUARTER
                             -------       -------     -------      -------
1996:
-----
Revenue..................... $47,347       $64,561     $74,310      $78,290
Income from Operations......  28,547        29,860      19,513       13,409
Net Income..................  15,649        15,916      17,300       18,093
Net Income per Common and
 Equivalent Share........... $  0.24       $  0.24     $  0.26      $  0.27

1995:
-----
Revenue..................... $40,107       $34,800     $38,671      $45,901
Income from Operations......  13,527        14,412      18,881       20,418
Net Income..................   7,116         7,420       8,814       10,209
Net Income per Common and
 Equivalent Share........... $  0.15       $  0.15     $  0.17      $  0.19

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants................................. 30

Consolidated Financial Statements:

  Consolidated Balance Sheets at December 31, 1995 and December 29, 1996. 31

  Consolidated Income Statements for the fiscal years ended
   December 25, 1994, December 31, 1995, and December 29, 1996........... 32

  Consolidated Statements of Stockholders' Equity for the fiscal years ended December 25, 1994, December 31, 1995, and December 29, 1996..... 33

  Consolidated Statements of Cash Flows for the fiscal years ended
   December 25, 1994, December 31, 1995, and December 29, 1996........... 34

  Notes to Consolidated Financial Statements............................. 35

Report of Independent Public Accountants on Schedule..................... 53

Supplemental Schedule.................................................... 54

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




                                        ARTHUR ANDERSEN LLP


Denver, Colorado
March 18, 1997

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                          December 31,     December 29,
                                              1995            1996
                                          ------------     ------------
     ASSETS
     ------
Current Assets:
     Cash and cash equivalents..........  $  310,436       $  100,800
     Accounts receivable, net...........      13,445           22,438
     Due from affiliates................       9,614           10,246
     Notes receivable...................       5,462                -
     Prepaid expenses and other
      current assets....................       1,536            4,050
     Deferred income taxes..............       3,322            8,928
                                          ----------       ----------
         Total current assets...........     343,815          146,462
Property and Equipment, net.............     258,550          334,748
Notes Receivable........................     450,572          800,519
Deferred Financing Costs, net...........      15,745           13,361
Goodwill, net...........................           -          190,439
Other Assets, net.......................       5,195           58,087
                                          ----------       ----------
          Total assets..................  $1,073,877       $1,543,616
                                          ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Accounts payable...................  $   12,292       $   40,430
     Accrued expenses...................       9,095           36,547
     Deferred franchise revenue.........       8,945           10,656
                                          ----------       ----------
          Total current liabilities.....      30,332           87,633
Deferred Franchise Revenue..............       2,072            7,740
Convertible Subordinated Debt...........     129,872          129,841
Liquid Yield Option Notes...............     177,306          182,613
Deferred Income Taxes...................      16,631           40,216
Other Noncurrent Liabilities............         833            6,292
Minority Interest.......................           -          153,441
Commitments and Contingencies
Stockholders' Equity:
     Preferred Stock----$.01 par value;
      authorized  20,000,000 shares;
      no shares issued and outstanding..           -                -
     Common Stock----$.01 par value;
      authorized 480,000,000 shares;
      issued and outstanding:
      59,129,301 shares in 1995
       and 64,245,868 in 1996...........         591              642
    Additional paid-in capital..........     675,611          827,611
    Retained earnings...................      40,629          107,587
                                          ----------       ----------
                                             716,831          935,840
                                          ----------       ----------
          Total liabilities and
           stockholders' equity.........  $1,073,877       $1,543,616
                                          ==========       ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)

                                                        Fiscal Years Ended
                                            ------------------------------------------
                                            December 25,   December 31,   December 29,
                                                1994           1995           1996
                                            ------------------------------------------
                                                            (53 weeks)
                                            ------------------------------------------
Revenue:
  Royalties and franchise related fees.......  $43,603       $ 74,662      $115,510
  Company stores.............................   40,916         51,566        83,950
  Interest income............................   11,632         33,251        65,048
                                               -------       --------      --------
     Total revenue...........................   96,151        159,479       264,508
Costs and Expenses:
  Cost of products sold......................   15,876         19,737        31,160
  Salaries and benefits......................   22,637         31,137        42,172
  General and administrative.................   27,930         41,367        99,847
  Provision for relocation...................    5,097              -             -
                                               -------       --------      --------
     Total costs and expenses................   71,540         92,241       173,179
                                               -------       --------      --------
Income  From Operations......................   24,611         67,238        91,329
Other Income (Expense):
  Interest expense, net......................   (4,235)       (13,179)      (14,446)
  Gain on issuances of subsidiary's stock....        -              -        38,163
  Other income, net..........................       74            314           137
                                               -------       --------      --------
     Total other income (expense)............   (4,161)       (12,865)       23,854
                                               -------       --------      --------
Income Before Income Taxes and Minority
 Interest....................................   20,450         54,373       115,183
Income Taxes.................................    4,277         20,814        42,990
Minority Interest in (Earnings) of
 Subsidiary..................................        -              -        (5,235)
                                               -------       --------      --------
Net Income...................................  $16,173       $ 33,559      $ 66,958
                                               =======       ========      ========
Net Income Per Common and
 Equivalent Share............................  $  0.38       $   0.66      $   1.01
                                               =======       ========      ========
Weighted Average Number of Common and
 Equivalent Shares Outstanding...............   42,861         50,972        66,501
                                               =======       ========      ========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)


                                                                  Fiscal Years Ended
                                                       -----------------------------------------
                                                       December 25,  December 31,   December 29,
                                                           1994          1995           1996
                                                       ------------  ------------   ------------
Common Stock
  Balance at beginning of year........................  $    347      $    447       $    591
  Issuance of common stock............................        85           125             30
  Conversion of convertible debt into common stock....         -             1              -
  Conversion of liquid yield option notes into
   common stock.......................................         -             1              3
  Issuance of common stock in connection with
   acquisitions.......................................        11            12              5
  Exercise of stock options...........................         4             5             13
                                                        --------      --------       --------
  Balance at end of year..............................  $    447      $    591       $    642
                                                        ========      ========       ========
Additional Paid-in Capital
  Balance at beginning of year........................  $103,662      $252,298       $675,611
  Issuance of common stock, net of offering cost of
   $1,475 in 1994, $13,851 in 1995, and $848 in 1996..   124,905       383,784        100,232
  Conversion of convertible debt into common stock....         -           127             31
  Conversion of liquid yield option notes into
   common stock.......................................         -         3,232          8,192
  Issuance of common stock in connection with
   acquisitions.......................................    19,920        30,675         14,709
  Issuance of warrants................................         -             -          8,373
  Exercise of stock options, including income tax
   benefits of $3,102 in 1994, $4,049 in 1995 and
   $15,204 in 1996....................................     3,811         5,495         20,463
                                                        --------      --------       --------
  Balance at end of year..............................  $252,298      $675,611       $827,611
                                                        ========      ========       ========
Retained Earnings (Deficit)
  Balance at beginning of year........................  $ (9,103)     $  7,070       $ 40,629
  Net income..........................................    16,173        33,559         66,958
                                                        --------      --------       --------
  Balance at end of year..............................  $  7,070      $ 40,629       $107,587
                                                        ========      ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                 Fiscal Years Ended
                                                                 -------------------------------------------------------
                                                                 December 25, 1994  December 31, 1995  December 29, 1996
                                                                 -----------------  -----------------  -----------------
Cash Flows from Operating
Activities:
 Net income......................................................  $  16,173         $ 33,559        $        66,958
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization.................................      6,074           11,442                 22,887
   Interest on liquid yield option notes.........................          -            8,075                 13,793
   Gain on issuances of subsidiary's stock.......................          -                -                (38,163)
   Deferred income taxes.........................................      4,277           12,133                 14,059
   Minority interest.............................................          -                -                  5,235
   Provision for write-down of assets............................          -                -                 14,550
   Loss (gain) on disposal of assets.............................       (368)             231                     68
   Changes in assets and liabilities, excluding effects
    from acquisitions:
       Accounts receivable and due from affiliates...............     (7,800)         (10,057)                (7,193)
       Accounts payable and accrued expenses.....................     13,724            3,661                 48,674
       Deferred franchise revenue................................      5,926             (303)                 3,174
       Other assets and liabilities..............................     (2,088)          (3,265)                   868
                                                                   ---------         --------        ---------------
          Net cash provided by operating activities..............     35,918           55,476                144,910
                                                                   ---------         --------        ---------------
Cash Flows from Investing Activities:
  Purchase of property and equipment.............................   (163,622)        (145,756)              (115,062)
  Proceeds from the sale of assets...............................     62,342           80,910                 86,320
  Acquisition of other assets....................................     (5,175)          (3,475)               (22,370)
  Issuance of notes receivable...................................   (225,282)        (661,033)            (1,467,065)
  Repayment of notes receivable..................................     68,498          407,499                993,151
                                                                   ---------         --------        ---------------
          Net cash used in investing activities..................   (263,239)        (321,855)              (525,026)
                                                                   ---------         --------        ---------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock and warrants............    125,703          385,360                112,863
  Proceeds from issuance of subsidiary's common stock............          -                -                135,422
  Proceeds from issuance of convertible subordinated debt........    130,000                -                      -
  Proceeds from issuance of liquid yield option notes............          -          172,464                      -
  Increase in deferred financing costs...........................     (7,615)          (6,313)                (3,799)
  Proceeds from revolving credit facilities......................     96,130          229,240                 43,250
  Repayments of revolving credit facilities......................    (96,130)        (229,240)              (117,256)
                                                                   ---------         --------        ---------------
           Net cash provided by financing activities.............    248,088          551,511                170,480
                                                                   ---------         --------        ---------------
Net Increase (Decrease) in Cash and Cash Equivalents.............     20,767          285,132               (209,636)
           Cash and Cash Equivalents, beginning of year..........      4,537           25,304                310,436
                                                                   ---------         --------        ---------------
           Cash and Cash Equivalents, end of year................  $  25,304         $310,436        $       100,800
                                                                   =========         ========        ===============
Supplemental Cash Flow Information:
  Interest paid..................................................  $   3,395         $  7,195        $         7,131
                                                                   =========         ========        ===============
  Income taxes paid..............................................  $       -         $  3,299        $         5,055
                                                                   =========         ========        ===============
Non-Cash Transactions:
Tax benefit of stock options exercised...........................  $   3,102         $  4,049        $        15,204
                                                                   =========         ========        ===============
Conversion of notes receivable into equity interests.............  $       -         $      -        $       123,500
                                                                   =========         ========        ===============
Conversion of convertible subordinated notes and liquid yield option notes, net of related deferred financing costs,
 into common stock...............................................  $       -         $  3,361        $         8,226
                                                                   =========         ========        ===============
Issuance of common stock and note payable for net assets acquired  $  19,931         $ 30,687        $        21,562
                                                                   =========         ========        ===============

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

                                                                FISCAL YEARS ENDED
                                                          -----------------------------
                                                          DEC. 25,   DEC. 31,   DEC. 29,
                                                            1994       1995       1996
                                                          --------   --------   --------
Royalties...............................................  $17,421     $34,841   $ 55,821
Initial franchise and area development fees.............   13,057      13,712     18,715
Lease and real estate services income...................    5,361      17,939     27,537
Software license and maintenance fees...................    6,480       7,723     13,104
Other...................................................    1,284         447        333
                                                          -------     -------   --------
     Total royalties and franchise related fees.........  $43,603     $74,662   $115,510
                                                          =======     =======   ========

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

3.  ACQUISITIONS

  In April 1996, the Company delivered 450,640 shares of common stock with a market value of approximately $15.0 million and a $6.8 million promissory note to acquire the equity interests of certain investors in Mid-Atlantic Restaurant Systems L.P. ("Mid-Atlantic"), its Boston Market area developer for the Philadelphia area. As part of this transaction, the Company assumed $38.5 million in liabilities owed to third parties. The transaction resulted in the Company acquiring a 93% equity interest in Mid-Atlantic. Subsequent to the Company acquiring its interest in Mid-Atlantic, Mid-Atlantic acquired 100% of the equity interest in New Jersey Rose, L.L.C., the Boston Market area developer for the southern New Jersey area ("New Jersey Rose") for a purchase price of $13.4 million, including the assumption of $1.1 million in liabilities owed to third parties. Also, in June 1996, the Company converted its $120.0 million loan to ENBC into shares of common stock of ENBC and subsequently invested an additional $45.9 million in ENBC common stock, resulting in an ownership interest of approximately 53% of the outstanding shares of common stock of ENBC as of March 7, 1997. These transactions have been accounted for as purchases, and, accordingly, the purchase prices were allocated to identified assets and liabilities based upon their fair values at the date of the transactions, resulting in goodwill of $110.1 million on the ENBC transactions and $81.4 million on the Mid-Atlantic transactions, both of which are being amortized over a 35-year life. The operating results of each acquisition are included in consolidated net income from the date of acquisition.

  The following represents the unaudited pro forma results of operations as if the purchase transactions described above had occurred at the beginning of the periods presented (in thousands of dollars, except per share data):

                                            1995         1996
                                           ------       ------
       Revenue.........................   $257,248     $326,758
       Net income (loss)...............   $(11,025)    $ 53,733
       Net income (loss) per share.....   $  (0.23)    $   0.80

  This pro forma information does not purport to be indicative of the results of operations that actually would have been reported if the transactions had occurred at the beginning of the periods presented. The pro forma information is not intended to be a projection of future results or trends.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

4.  SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT DATA

  Accounts receivable are net of an allowance for doubtful accounts of $486,000 at December 31, 1995 and $424,000 at December 29, 1996.


                                                              Dec. 31, 1995   Dec. 29, 1996
                                                              -------------   -------------
Property and equipment consist of (in
 thousands of dollars):
   Land........................................................   $106,244       $104,914
   Buildings and improvements..................................     92,935        148,642
   Furniture, fixtures, equipment, and
    computer software..........................................     64,338         98,817
   Development in progress.....................................      5,170          5,184
   Pre-opening costs...........................................        163            248
                                                                  --------       --------
                                                                   268,850        357,805
   Less:  Accumulated depreciation and amortization............    (10,300)       (23,057)
                                                                  --------       --------
      Total property and equipment, net........................   $258,550       $334,748
                                                                  ========       ========

  Included in land and buildings and improvements are $171.0 million (net of accumulated depreciation and amortization of $3.7 million) and $183.1 million (net of accumulated depreciation and amortization of $6.1 million) of assets leased to others at December 31, 1995 and December 29, 1996, respectively.

  Accumulated amortization at December 29, 1996 on goodwill was $4.3 million.

                                                 DEC. 31, 1995   DEC. 29, 1996
                                                 -------------   -------------
Accrued expenses consist of (in thousands
 of dollars):
   Accrued payroll and fringe benefits                $1,556         $ 4,090
   Accrued interest                                    2,538           2,888
   Accrued F.A.S.T. Track conversion costs                 -          14,778
   Accrued real estate disposition costs                   -           5,866
   Accrued other                                       5,001           8,925
                                                      ------         -------
             Total accrued expenses                   $9,095         $36,547
                                                      ======         =======


                                                 FISCAL YEARS ENDED
                                   --------------------------------------------
                                   DEC. 25, 1994   DEC. 31, 1995  DEC. 29, 1996
                                   -------------   -------------  -------------
Interest expense, net consists
of (in thousands of dollars):
   Interest income                    $ 1,592        $  2,173       $  6,427
   Interest expense                    (5,827)        (15,352)       (20,873)
                                      -------        --------       --------
       Interest expense, net          $(4,235)       $(13,179)      $(14,446)
                                      =======        ========       ========

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

  The estimated fair values of the Company's financial instruments are as follows (in thousands of dollars):


                                       DECEMBER 31, 1995       DECEMBER 29, 1996
                                      --------------------    --------------------
                                      CARRYING      FAIR      CARRYING      FAIR
                                       AMOUNT       VALUE      AMOUNT       VALUE
                                      --------    --------    --------    --------
Cash and Cash Equivalents.........    $310,436    $310,436    $100,800    $100,800
Notes Receivable..................     456,034     456,034     800,519     800,519
Convertible Subordinated Debt.....     129,872     154,872     129,841     163,600
Liquid Yield Option Notes.........     177,306     228,148     182,613     232,334

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

7.  INCOME TAXES

  The primary components that comprise the deferred tax assets and liabilities at December 31, 1995 and December 29, 1996 are as follows (in thousands of dollars):


                                               DEC. 31, 1995  DEC. 29, 1996
                                               -------------  -------------
Deferred tax assets:
Accounts payable and accrued expenses...........  $    841       $  7,502
Deferred franchise revenue......................     3,495          6,355
Other noncurrent liabilities....................       181            730
ENBC net operating loss carryforward............         -          6,648
Write-off of intangible assets
 that are amortizable for tax...................         -          1,582
Alternative minimum tax credit..................       827              -
Other...........................................       651          1,411
                                                  --------       --------
     Total deferred tax assets..................     5,995         24,228

Deferred tax liabilities:
Gain on issuances of subsidiary's stock.........         -        (14,883)
Property and equipment..........................   (18,340)       (13,400)
Goodwill........................................         -         (8,678)
Other...........................................      (964)        (8,273)
                                                  --------       --------
     Total deferred tax liabilities.............   (19,304)       (45,234)
                                                  --------       --------
                                                   (13,309)       (21,006)
Valuation allowance.............................         -        (10,282)
                                                  --------       --------
     Net deferred tax liability.................  $(13,309)      $(31,288)
                                                  ========       ========

  Income taxes consist of the following (in thousands of dollars):

                                                 FISCAL YEARS ENDED
                                           -------------------------------
                                           DEC. 25,    DEC. 31,   DEC. 29,
                                             1994        1995       1996
                                           --------    --------   --------
   Current:
      Federal...........................    $    -     $ 7,784    $24,359
      State.............................         -         897      4,572
                                            ------     -------    -------
                                                 -       8,681     28,931
   Deferred:
      Federal...........................     3,614      10,743     11,841
      State.............................       663       1,390      2,218
                                            ------     -------    -------
                                             4,277      12,133     14,059
                                            ------     -------    -------
                                            $4,277     $20,814    $42,990
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

  The difference between the Company's actual tax provision and the tax provision that would result from applying the statutory federal income tax rate to income before income taxes and minority interest is attributable to the following (in thousands of dollars):

                                                    FISCAL YEARS ENDED
                                             ---------------------------------
                                             DEC. 25,     DEC. 31,    DEC. 29,
                                               1994         1995        1996
                                             --------     --------    --------
Income tax expense at statutory rate........ $ 6,953      $19,031     $40,314
State taxes, net of Federal benefit.........     818        1,740       4,492
Tax attributes of minority interest in
 earnings of subsidiary.....................       -            -      (2,042)
Other.......................................      26           43         226
Change in valuation allowance...............  (3,520)           -           -
                                             -------      -------     -------
Provision for income taxes.................. $ 4,277      $20,814     $42,990
                                             =======      =======     =======

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

  The Fund had an accumulated deficit of $9.6 million at December 31, 1995 and $15.2 million at December 29, 1996, which were funded by advances from the Company, $9.6 million and $10.2 million of which were recorded in Due from Affiliates at December 31, 1995 and December 29, 1996, respectively, and $5.0 million of which was recorded in Notes Receivable at December 29, 1996. The amounts classified in Due from Affiliates are short term advances to the Fund to be repaid within the next fiscal year. The amount classified in Notes Receivable is due October 1998 and bears interest at the applicable reference rate of Bank of America Illinois as established from time to time (8.25% at December 29, 1996) and is payable each four-week period.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

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

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

  The following is a schedule of future minimum rental payments that are required under operating leases that have initial or remaining noncancellable lease terms in excess of one year, sublease proceeds, guarantees and assignments, and rental receipts due under leases on property and equipment owned by the Company as of December 29, 1996 (in thousands of dollars):

                                                                  MINIMUM
                                                            RENTAL RECEIPTS ON
                                        NET                    PROPERTY AND
                 MINIMUM              MINIMUM   GUARANTEES      EQUIPMENT
                 RENTAL    SUBLEASE   RENTAL        AND           OWNED
                PAYMENTS   PROCEEDS   PAYMENTS  ASSIGNMENTS  BY THE COMPANY
               ---------  ---------   --------  -----------  ----------------
1997.......... $  73,802  $  74,095   $     -    $ 12,822      $ 18,675
1998..........    57,114     57,178         -      12,048        18,359
1999..........    24,003     23,153       850      11,089        18,475
2000..........    22,032     20,942     1,090      10,591        19,003
2001..........    18,373     17,924       449      16,640        19,465
Later Years...    82,802     68,432    14,370      67,552        88,323
                --------   --------   -------    --------      --------
                $278,126   $261,724   $16,759    $130,742      $182,300
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

  (A)  LOAN CONVERSION OPTION

  The Company may convert all or any portion of the loan amount after a moratorium period (generally two years from execution or subsequent amendment of the loan) and generally after the area developer has completed not less than 80% of its area developer commitments or in the event of certain defaults and generally up to the later of full repayment of the loan or a specified date in the agreement, into equity in the area developer at the conversion price set forth in the loan agreement, which is at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. Default provisions contained in the area developer loans typically include default in payment of principal and interest, breach of a representation or warranty or of any covenant contained in the loan agreement or security instruments, bankruptcy or bankruptcy-related act of the borrower, resignation or termination of key management personnel, default under the area development agreement, termination of three or more franchise agreements, dissolution or liquidation, material adverse change in financial condition, default of other indebtedness, the master lease, sublease or any real estate lease, a judgment in excess of $100,000 (not satisfied, vacated or covered by insurance) and the invalidity or termination of any security instrument. The conversion price is negotiated at arms' length with each area developer and, at December 29, 1996, the average conversion premium was approximately 17% over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. The maximum loan amount is established to give the Company majority ownership of the developer upon conversion, provided the Company exercises its right to participate in any intervening financing by the developer. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire, at the loan conversion price, the amount of additional equity it could have acquired by conversion of the loan, had the loan been fully drawn.

  ENBC's loan agreements with its area developers contain conversion and option features similar to the Company's loan agreements with its Boston Market area developers. The conversion price is negotiated at arms' length with each area developer and, at December 29, 1996, the average conversion premium was approximately 12% over the per unit price paid by the investors in the ENBC area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendment thereto.

  In March 1997, the Company converted its loan to BC New York, L.L.C. ("BCNY") into a majority equity interest in BCNY. Additionally, the Company has agreed to acquire an additional 11% of the equity of BCNY from the current BCNY equity holders for approximately $15.0 million. After giving effect to the conversion, and assuming the Company purchases the additional 11% of the equity of BCNY, the Company will have an equity interest in BCNY of approximately 84%. The BCNY transaction added 118 Boston Market stores, operating in the metropolitan New York area, northern New Jersey, and Connecticut, to the Company store base. As of the date of conversion, total loan advances to BCNY were $80.0 million.

  There can be no assurance that the Company or ENBC will exercise future rights to convert their loans to any other area developers or acquire an equity interest in any other area developers to which they provide financing, or that such exercise or acquisition will result in a majority interest in such area developer.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

  (B)  COMMITMENTS TO EXTEND AREA DEVELOPER FINANCING

  The following tables summarize loan commitments, loan availability, outstanding loan balances (included in Notes Receivable on the Company's balance sheets) and contributed capital for Boston Market and ENBC area developers (in thousands of dollars, except number of area developers):

                                                 DECEMBER 31,   DECEMBER 29,
                                                     1995           1996
                                                 ------------   ------------
Boston Market:
Number of area developers
 receiving financing............................        17              15
Loan commitments................................ $ 614,094       $ 838,043
Loan availability...............................  (202,676)       (190,778)
                                                 ---------       ---------
Loans outstanding (included in Notes Receivable) $ 411,418       $ 647,265
                                                 =========       =========
Contributed capital............................. $ 200,268       $ 286,413
                                                 =========       =========

                                                                DECEMBER 29,
                                                                    1996
                                                                ------------
ENBC:
Number of area developers receiving financing.................          11
Loan commitments..............................................   $ 283,200
Loan availability.............................................    (142,446)
                                                                 ---------
Loans outstanding (included in Notes Receivable)..............   $ 140,754
                                                                 =========
Contributed capital...........................................   $  75,765
                                                                 =========

  The following tables summarize area developer financing activity of Boston Market area developers during fiscal years 1995 and 1996 and of ENBC area developers from conversion (June 17, 1996) through December 29, 1996 (in thousands of dollars):

                                                        FISCAL YEARS ENDED
                                                    ---------------------------
                                                    DECEMBER 31,   DECEMBER 29,
                                                        1995           1996
                                                    ------------   ------------
Boston Market:
Area developer loan balances, beginning of year.....  $ 201,266     $  411,418
Additional loan advances............................    549,174      1,044,861
Loan repayments.....................................   (339,022)      (766,114)
Loans converted into equity or eliminated
 In consolidation...................................          -        (42,900)
                                                      ---------     ----------
Area developer loan balances, end of year...........  $ 411,418     $  647,265
                                                      =========     ==========

                                                                   FISCAL YEAR
                                                                      ENDED
                                                                   DECEMBER 29,
                                                                       1996
                                                                   ------------
ENBC:
Area developer loan balances, at conversion
  (June 17, 1996) of the Company loan...............                $ 41,224
Loan advances.......................................                 153,961
Loan repayments.....................................                 (54,431)
                                                                    --------
Area developer loan balances, end of year...........                $140,754
                                                                    ========

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

  The majority of the loan advance and repayment activity reflects the revolving nature of the loans, that is, amounts are drawn and repaid on a regular basis to optimize cash management.

  The principal maturities of the aforementioned receivables are as follows (in thousands of dollars):

        1997...................................   $      -
        1998...................................     16,471
        1999...................................     61,006
        2000...................................     71,004
        2001...................................     78,802
        Thereafter.............................    560,736
                                                  --------
                                                  $788,019
                                                  ========

  (C)  CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

   Three Boston Market area developers accounted for approximately 14%, 13%, and 12% of the Boston Market area developers' notes receivable balance at December 29, 1996 and no other Boston Market area developer individually accounted for 10% or more of such notes receivable balance as of such date. Five ENBC area developers accounted for approximately 21%, 17%, 15%, 10%, and 10% of the ENBC area developers' notes receivable balance at December 29, 1996 and no other ENBC area developer individually accounted for 10% or more of such notes receivable balance as of such date.

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

  The following tables set forth certain combined financial information as of the dates indicated provided to the Company by Boston Market financed area developers. During 1995, six financed area developers were formed, and their data have been included in the table for 1995 from the dates of their respective formation. During 1996, two financed area developers were formed, and their data have been included in the table for 1996 from the dates of their respective formation and two financed area developers combined with two other financed area developers with geographically contiguous territories. The table excludes Mid-Atlantic and New Jersey Rose for both years and BCNY for 1996, the loans to which have been converted into equity or eliminated in consolidation (in thousands, except number of financed area developers and store data):

                                                                        DECEMBER 31,      DECEMBER 29,
                                                                            1995              1996
                                                                        ------------      ------------
Boston Market Financed Area Developers:
---------------------------------------
Total number of financed area developers..............................          15                14
Total number of financed area developer stores open...................         627               841

Balance sheet data:
   Total gross assets.................................................    $513,926         $ 640,534
   Total debt:
      To the Company..................................................     372,071           555,105
      To third parties (including capital lease obligations).........       14,456            23,797
   Total other liabilities (including trade payables).................     105,129           105,635
   Total stockholder/partner/member deficit...........................      (9,891)         (102,754)

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                                                                   FISCAL YEAR ENDED
                                                            -----------------------------
                                                            DECEMBER 31,     DECEMBER 29,
                                                                 1995            1996
                                                            ------------     ------------
Statement of operations data:
   Gross revenue..........................................   $ 491,341        $ 865,082
   Income (loss) from continuing operations...............    (148,338)        (156,505)

Statement of cash flows data:
   Cash flows from (used in) operating activities.........   $ (76,926)       $(128,819)
   Cash flows from (used in) investing activities.........    (193,100)         (82,307)
   Cash flows from (used in) financing activities.........     269,746          212,366
                                                             ---------        ---------
        Net change in cash................................   $    (280)       $   1,240
                                                             =========        =========

  The following tables set forth certain combined financial information as of the dates indicated provided to ENBC by its financed area developers. During 1995, two financed area developers were formed, and their data have been included in the table for 1995 from the dates of their respective formation. During 1996, ten financed area developers were formed, and their data have been included in the table for 1996 from the dates of their respective formation and one financed area developer combined with one other financed area developer with geographically contiguous territory.


                                                                     DECEMBER 31,     DECEMBER 29,
                                                                         1995             1996
                                                                     ------------     ------------
ENBC Financed Area Developers:
------------------------------
Total number of financed area developers...........................           2               11
Total number of financed area developer stores open................          13              301

Balance sheet data:
   Total gross assets..............................................     $ 9,262        $ 221,156
   Total debt:
      To ENBC......................................................       3,538          140,754
      To third parties.............................................           -                -
   Total other liabilities (including trade payables)..............       3,011           37,033
   Total partner/member equity.....................................       2,676           33,847

                                                                             FISCAL YEAR ENDED
                                                                       ---------------------------
                                                                       DECEMBER 31,    DECEMBER 29,
                                                                           1995            1996
                                                                       ------------    ------------
Statement of operations data:
   Gross revenue...................................................     $   768        $ 109,940
   Income (loss) from continuing operations........................      (1,324)         (40,592)

Statement of cash flows data:
   Cash flows from (used in) operating activities..................     $ 1,616        $ (16,382)
   Cash flows from (used in) investing activities..................      (8,064)        (187,955)
   Cash flows from (used in) financing activities..................       7,038          205,756
                                                                        -------        ---------
        Net change in cash.........................................     $   590        $   1,419
                                                                        =======        =========

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

                                                 1995         1996
                                                ------       ------
Net income - as reported....................... $33,559      $66,958
Net income - pro forma........................  $33,015      $62,638
Net income per common and equivalent share -
 as reported..................................  $  0.66      $  1.01
Net income per common and equivalent share -
 pro forma....................................  $  0.65      $  0.95

   The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  1995         1996
                                                 ------       ------
Expected volatility...........................    38.0%        37.1%
Risk-free interest rate.......................     6.8%         6.3%
Expected lives................................   5 years      5 years
Dividend yield................................       0            0

   Activity under the option plans is as follows:


                                                                                              WEIGHTED AVERAGE SHARE
                                                           NUMBER OF COMPANY OPTIONS              EXERCISE PRICE
                                                        --------------------------------    ------------------------
                                                           1994       1995      1996         1994     1995     1996
                                                          ------     ------    ------       ------   ------   ------
Company plans:

Options outstanding at beginning of fiscal year......   6,698,024  8,140,421   8,668,265    $  2.59  $  5.81  $ 8.36

  Options Granted....................................   2,362,133  1,141,955   1,647,550      14.70    24.37   26.31
  Options Exercised..................................    (384,905)  (539,899) (1,343,647)      1.85     2.68    3.94
  Options Forfeited..................................    (534,831)   (74,212)   (267,787)      4.19    21.07   15.13
                                                        ---------  ---------   ---------    -------  -------  ------
Options outstanding at end of fiscal year............   8,140,421  8,668,265   8,704,381    $  5.81  $  8.36  $12.33
                                                        =========  =========   =========    =======  =======  ======
Options exercisable at end of fiscal year............   1,302,984  2,693,143   4,152,163
                                                        =========  =========   =========


                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

  Information on options outstanding and options exercisable as of December 29, 1996, is as follows:


                                COMPANY OPTIONS OUTSTANDING             COMPANY OPTIONS EXERCISABLE
                          ------------------------------------------   -----------------------------
                                          WEIGHTED
                                          AVERAGE                                          WEIGHTED
                                          REMAINING       WEIGHTED                          AVERAGE
    RANGE OF              NUMBER OF      CONTRACTUAL      AVERAGE         NUMBER OF     EXERCISE PRICE
EXERCISE PRICES            OPTIONS       LIFE (YEARS)  EXERCISE PRICE      OPTIONS         PER SHARE
---------------           ---------      ------------  --------------     ---------     --------------
$ 1.00 -  $ 3.00          2,752,263          5.27          $ 1.56         2,707,263          $ 1.55
$ 3.00 -  $ 6.00          1,721,579          6.29            4.02           860,402            4.11
$12.00 -  $15.00            940,955          7.92           14.88           256,131           14.88
$15.01 -  $18.00            871,962          7.55           17.43           199,973           17.37
$18.01 -  $21.00            178,940          7.66           19.59            47,695           19.54
$21.01 -  $24.00             53,662          8.58           23.32            13,486           22.67
$24.01 -  $27.00            971,085          9.50           25.36             4,529           24.97
$27.01 -  $30.00            313,109          9.05           27.96               237           29.69
$30.01 -  $33.00            711,133          9.02           31.24            60,497           31.00
$33.01 -  $36.00            186,042          9.28           34.66             1,950           34.78
$36.01 -  $39.00              3,651          9.30           36.36                 -               -
                          ---------          ----          ------         ---------          ------
                          8,704,381          7.06          $12.33         4,152,163          $ 4.41
                          =========          ====          ======         =========          ======

                                                    NUMBER OF      WEIGHTED
                                                      ENBC       AVERAGE SHARE
                                                     OPTIONS    EXERCISE PRICE
                                                    ---------   --------------
ENBC plans:

Outstanding as of the date of conversion
  (June 17, 1996)................................   3,410,734       $  6.50
     Granted.....................................     239,714         12.57
     Exercised...................................     (47,440)         5.89
     Canceled....................................    (124,933)         7.98
                                                    ---------       -------
Outstanding as of December 29, 1996..............   3,478,075       $  6.87
                                                    =========       =======
Exercisable as of December 29, 1996..............     275,824       $  5.93
                                                    =========       =======

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

  Information on options outstanding and exercisable as of December 29, 1996, is as follows:

                             ENBC OPTIONS OUTSTANDING             ENBC OPTIONS EXERCISABLE
                     ------------------------------------------   ---------------------------
                                     WEIGHTED
                                     AVERAGE                                     WEIGHTED
                                    REMAINING        WEIGHTED                     AVERAGE
   RANGE OF          NUMBER OF     CONTRACTUAL        AVERAGE     NUMBER OF    EXERCISE PRICE
EXERCISE PRICES       OPTIONS      LIFE (YEARS)   EXERCISE PRICE   OPTIONS       PER SHARE
---------------      ---------     ------------   --------------  ---------    -------------
$ 5.88               1,616,739          8.46         $  5.88      257,700         $5.88
$ 6.00 - $ 9.00      1,433,755          9.04            6.58       18,124          6.54
$ 9.01 - $12.00        417,411          9.41           11.36            -             -
$12.01 - $15.00          8,109          9.58           15.00            -             -
$27.01 - $30.00            685          9.70           29.13            -             -
$30.01 - $33.00          1,376          9.76           32.63            -             -
                     ---------          ----         -------      -------         -----
                     3,478,075          8.81         $  6.87      275,824         $5.93
                     =========          ====         =======      =======         =====

  As of December 29, 1996, the Company had 22,328,419 shares of common stock reserved for issuance upon exercise of stock options and warrants and conversion of convertible subordinated debentures and LYONs.

12.  RELATED-PARTY TRANSACTIONS

  The Company and ENBC have entered into secured loan, area development, and franchise agreements with certain area developers in which certain directors and certain current and former officers of the Company, ENBC and members of their families have a direct or indirect equity interest. In addition, certain officers and directors of the Company, and members of their immediate families have a direct or indirect equity interest in ENBC. The Company has also entered into loan agreements with ENBC. These entities have paid approximately $11.3 million, $20.0 million, and $41.0 million in national and local advertising contributions in 1994, 1995, and 1996. The Company and ENBC (since conversion on June 17, 1996) have also sold to certain of these entities, stores, inventory, equipment, and other miscellaneous assets, including reimbursement of the Company's and ENBC's general and administrative costs and expenses, common stock, and warrants to purchase common stock for which they received approximately $47.1 million, $14.6 million, and $30.5 million in 1994, 1995, and 1996, respectively. The Company believes that the terms of these agreements are as favorable to the Company as those with other area developers of the Company.

  The Company has paid to one of these area developers $146,000 in 1994 and $100,000 in 1995 for various services.

  Pursuant to Statement of Financial Accounting Standards No. 57, all Company and ENBC financed area developers may be deemed to be related parties as a result of the lending and franchise relationships with their area developers. Total royalties and franchise related fees earned from all financed area developers were $27.9 million, $59.9 million, and $110.9 million in 1994, 1995, and 1996, respectively. Total interest income earned from all financed area developers was $11.6 million, $32.0 million, and $57.1 million in 1994, 1995, and 1996, respectively. Total notes receivable from all financed area developers were $411.4 million and $788.0 million at December 31, 1995 and December 29, 1996, respectively.

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




                                        ARTHUR ANDERSEN LLP


Denver, Colorado
March 18, 1997

                                                                     SCHEDULE II

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                            ADDITIONS
                                                             BALANCE        CHARGED TO                     BALANCE
                                                           AT BEGINNING      COSTS AND                    AT END OF
CLASSIFICATIONS                                             OF PERIOD        EXPENSES    DEDUCTIONS(A)     PERIOD
---------------                                            -------------    -----------  -------------    ---------
Fiscal year ended December 29, 1996:
  Allowance for Doubtful Accounts........................  $1,042,585        $402,307      $1,020,892     $  424,000
Fiscal year ended December 31, 1995:
  Allowance for Doubtful Accounts........................     246,193         796,392               -      1,042,585
Fiscal year ended December 25, 1994:
  Allowance for Doubtful Accounts........................     323,234         186,510         263,551        246,193

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

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  April 23, 1997
                                  Boston Chicken, Inc.

                                  By:   /s/ SCOTT A. BECK
                                      -------------------------------------
                                  Name:    Scott A. Beck
                                  Title:   Chairman of the Board, President
                                           and Chief Executive Officer

                                 EXHIBIT INDEX

                                                                    SEQUENTIAL
EXHIBIT                                                                PAGE
NUMBER                         EXHIBITS                               NUMBER
-------                        --------                             ----------

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

4.1(a) Certificate of Incorporation of the Company, as amended
       (included in Exhibit 3.1(a)).

4.1(b) Certificate of Amendment to Certificate of Incorporation
       (included in Exhibit 3.1(b)).

4.2    Amended and Restated Bylaws of the Company (included in
       Exhibit 3.2).

4.3 Indenture dated as of February 1, 1994 by and between the Company and Harris Trust and Savings Bank, as Trustee, which includes as Exhibit A the form of Debenture for the Company's 4-1/2% Convertible Subordinated Debentures Due 2004 (the "Debenture Indenture") (incorporated by reference to
       Exhibit 4.1 to the Company's 1993 annual report on Form 10-
       K).

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

4.5(b) Amendment No. 1 to Facilities Agreement dated February 28,
       1997 ("Amendment No. 1 to Facilities Agreement") among the Company, Bank of America Illinois, as Agent for Certain Lenders, and General Electric Capital Corporation (incorporated by reference to Exhibit 4.5(b) to the Company's 1996 annual report on Form 10-K).

4.6    Concurrent Private Placement Agreement dated November 8,
       1993 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1 (Reg. No. 33-
       73870)).

4.7    Second Amended and Restated Piggyback Registration
       Agreement dated November 8, 1993 (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on
       Form S-1 (Reg. No. 33-73870)).

4.8 Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.7 to the Company's Registration
       Statement on Form S-1 (Reg. No. 33-69256)).

                                  Exhibit - 1

                                                                    SEQUENTIAL
EXHIBIT                                                                PAGE
NUMBER                         EXHIBITS                               NUMBER
-------                        --------                             ----------

4.9 Stock Purchase Agreements dated as of March 24, 1995 by and between the Company and Einstein/Noah Bagel Corp. ("ENBC"), formerly known as Einstein Bros. Bagels, Inc., formerly known as Progressive Bagel Concepts, Inc. (the "ENBC Stock Purchase Agreements") (incorporated by reference to
       Exhibit 4.10 to the Company's 1994 annual report on Form 10-
       K).

4.10 Stock Purchase Agreement dated March 31, 1995 by and between the Company and ENBC (the "Third ENBC Stock
       Purchase Agreement") (incorporated by reference to Exhibit
       4.11 to the Company's Registration Statement on Form S-1
       (Reg. No. 33-79280)).

4.11 Registration Rights Agreements dated as of March 24, 1995 between the Company and ENBC (incorporated by reference to Exhibit 4.11 to the Company's 1994 annual report on Form 10-
       K).

4.12 Registration Rights Agreement dated as of March 31, 1995 by and between the Company and ENBC (incorporated by reference to Exhibit 4.13 to the Company's Registration Statement on
       Form S-1 (Reg. No. 33-79280)).

4.13 Indenture dated as of June 1, 1995 by and between the Company and Chemical Bank, as Trustee, which includes as an Exhibit the form of LYON for the Company's Liquid Yield Option Notes due 2015 (the "LYONs Indenture")
       (incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-3 (Reg. No. 33-93872)).

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

                                  Exhibit - 2

                                                                    SEQUENTIAL
EXHIBIT                                                                PAGE
NUMBER                         EXHIBITS                               NUMBER
-------                        --------                             ----------

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

10.5 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 33-81001))

10.6     Amended and Restated 1991 Stock Option Plan for Non-
         Employee Directors (the "Directors Plan") (incorporated by reference to Exhibit 10.6 to the Company's
         Registration Statement on Form S-1 (Reg. No. 33-69256)).

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

10.10    Boston Chicken Relocation Programs for Officers
         (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).

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

                                  Exhibit - 4

                                                                    SEQUENTIAL
EXHIBIT                                                                PAGE
NUMBER                         EXHIBITS                               NUMBER
-------                        --------                             ----------

10.16    Third ENBC Stock Purchase Agreement (included in Exhibit
         4.10).

10.17    Fourth ENBC Stock Purchase Agreement (included in Exhibit
         4.14).

10.18(a) Amended and Restated Loan Agreement dated May 17, 1996 between the Company and Boston Chicken (incorporated by reference to Exhibit 10.1(a) to ENBC's Registration
         Statement on Form S-1 (Reg. No. 333-04725)).

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

10.18(e) First Amendment to Secured Demand Note of ENBC dated as of
         March 7, 1996 (incorporated by reference to Exhibit 10.3(b) to ENBC's Registration Statement on Form S-1 (Reg. No. 333-04725)).

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

10.23 Letter Agreement dated January 15, 1996 relating to employment of Laurence M. Zwain (incorporated by reference to Exhibit 10.23 to the Company's 1996 annual report on Form 10-K).

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

10.27 Letter Agreement dated April 5, 1996 between ENBC and Mark R. Goldston (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of ENBC (Registration No. 333-04725)).

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

                                  Exhibit - 6

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

10.38    Option Agreement between the Company and John
         Todd dated as of July 29, 1996(incorporated by reference to Exhibit 10.8 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended October 6, 1996).

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

10.41    Concurrent Offering Purchase Agreement dated
         November 26, 1996 between the Company and ENBC
         (incorporated by reference to Exhibit 10.41 to the Company's 1996 annual report on Form 10-K).

10.42 Consulting Agreement dated November 13, 1996 between the Company and Donald J. Bingle
         (incorporated by reference to Exhibit 10.42 to the Company's 1996 annual report on Form 10-K).

10.43 Letter Agreement dated December 27, 1996 between the Company and Thomas R. Sprague (incorporated by reference to Exhibit 10.43 to the Company's
         1996 annual report on Form 10-K).

10.44(a) Master Lease Agreement No. 2 dated as of December
         9, 1996 between the Company, as Lessee, and General Electric Capital Corporation, for itself and as Agent for certain participants
         (incorporated by reference to Exhibit 10.44(a) to the Company's 1996 annual report on Form 10-K).

10.44(b) Amendment No. 1 to Master Lease Agreement No. 2 dated as of February 28, 1997 between the Company, as Lessee, and General Electric Capital Corporation, for itself and as Agent for certain participants (incorporated by reference to
         Exhibit 10.44(b) to the Company's 1996 annual report on Form 10-K).

                                  Exhibit - 7

                                                                    SEQUENTIAL
EXHIBIT                                                                PAGE
NUMBER                         EXHIBITS                               NUMBER
-------                        --------                             ----------

10.44(c) Amendment No. 2 to Master Lease Agreement No. 2 dated as of March 18, 1997 between the Company, as Lessee, and General Electric Capital
         Corporation, for itself and as Agent for certain participants.

10.45    Secured Loan Agreement dated as of January 31,
         1997 between the Company and HFMI Acquisition
         Corporation, now known as Progressive Food
         Concepts, Inc. (incorporated by reference to Exhibit 10.45 to the Company's 1996 annual report on Form 10-K).

10.46(a) Amendment No. 1 to Master Lease Agreement dated as of September 28, 1995 between the Company, a Lessee, and General Electric Capital Corporation, for itself and as Agent for certain participants.

10.46(b) Amendment No. 2 to Master Lease Agreement dated as of December 9, 1996 between the Company, as Lessee, and General Electric Capital Corporation, for itself and as Agent for certain participants.

10.46(c) Amendment No. 3 to Master Lease Agreement dated as of March 18, 1997 between the Company, as Lessee, and General Electric Capital Corporation, for itself and as Agent for certain participants.

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

                                  Exhibit - 8