Form 10-Q
period 1997-04-20
BOSTON CHICKEN INC
filed 1997-06-02
CIK 894751

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 20, 1997

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

Number of shares of Common Stock, $.01 par value per share, outstanding as of May 16, 1997: 65,279,167.

                              BOSTON CHICKEN, INC.

                                     INDEX




PART I.  FINANCIAL INFORMATION                                          Page No.

         Item 1.  Financial Statements

             Consolidated Balance Sheets as of December 29, 1996 and
             April 20, 1997................................................. 2

             Consolidated Income Statements for the quarters ended
             April 21, 1996 and April 20, 1997.............................. 3

             Consolidated Statements of Cash Flows for the
             quarters ended April 21, 1996 and April 20, 1997............... 4

             Notes to Consolidated Financial Statements..................... 5

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................12

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..........................18

         Signature Page.....................................................19

         Exhibit Index...............................................Exhibit-1

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                   December 29,   April 20,
                                                                       1996         1997
                                                                   ------------ -----------
  ASSETS                                                                        (unaudited)
  ------
Current Assets:
  Cash and cash equivalents........................................  $  100,800  $    2,443
  Accounts receivable, net.........................................      22,438      18,388
  Due from affiliates..............................................      10,246       9,218
  Inventories......................................................       2,585       4,661
  Prepaid expenses and other current assets........................       1,465       2,106
  Deferred income taxes............................................       8,928      10,248
                                                                     ----------  ----------
      Total current assets...........................................   146,462      47,064
Property and Equipment, net........................................     334,748     398,130
Notes Receivable...................................................     800,519     852,834
Deferred Financing Costs, net......................................      13,361      12,431
Goodwill, net......................................................     190,439     259,585
Other Assets, net..................................................      58,087      65,873
                                                                     ----------  ----------
      Total assets.................................................  $1,543,616  $1,635,917
                                                                     ==========  ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current Liabilities:
  Accounts payable.................................................  $   40,430  $   13,776
  Accrued expenses.................................................      36,547      25,646
  Deferred franchise revenue.......................................      10,656      11,226
                                                                     ----------  ----------
      Total current liabilities....................................      87,633      50,648
Deferred Franchise Revenue.........................................       7,740       6,761
Senior Secured Revolvers...........................................           -      65,300
Convertible Subordinated Debt......................................     129,841     129,520
Liquid Yield Option Notes..........................................     182,613     187,051
Deferred Income Taxes..............................................      40,216      43,053
Other Noncurrent Liabilities.......................................       6,292       9,384
Minority Interests.................................................     153,441     175,211
Commitments and Contingencies
Stockholders' Equity:
  Preferred Stock----$.01 par value; authorized 20,000,000
   shares; no shares issued and outstanding........................           -           -
  Common Stock----$.01 par value; authorized 480,000,000
   shares; issued and outstanding: 64,245,868 in 1996
    and 65,020,051 in 1997.........................................         642         650
  Additional paid-in capital.......................................     827,611     839,304
  Retained earnings................................................     107,587     129,035
                                                                     ----------  ----------
                                                                        935,840     968,989
                                                                     ----------  ----------
      Total liabilities and stockholders' equity...................  $1,543,616  $1,635,917
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

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                     Quarter Ended
                                                                                 ---------------------
                                                                                 April 21,   April 20,
                                                                                   1996        1997
                                                                                 ---------   ---------
Revenue:
  Company stores...............................................................    $ 1,314    $ 50,092
  Royalties and franchise related fees.........................................     28,046      41,432
  Interest income..............................................................     17,987      25,240
                                                                                   -------    --------
    Total revenue..............................................................     47,347     116,764
Costs and Expenses:
  Cost of products sold........................................................        480      18,744
  Salaries and benefits........................................................      7,509      21,911
  General and administrative...................................................     10,811      30,088
                                                                                   -------    --------
    Total costs and expenses...................................................     18,800      70,743
                                                                                   -------    --------
Income from Operations.........................................................     28,547      46,021
Other Expense:
  Interest expense, net........................................................     (2,900)     (7,229)
  Gain on issuance of subsidiary's stock.......................................          -         701
  Other income (expense), net..................................................        109         (26)
                                                                                   -------    --------
    Total other expense........................................................     (2,791)     (6,554)
                                                                                   -------    --------
Income Before Income Taxes and Minority Interest...............................     25,756      39,467
Income Taxes...................................................................     10,107      15,433
Minority Interest in (Earnings) of Subsidiaries................................          -      (2,586)
                                                                                   -------    --------
Net Income.....................................................................    $15,649    $ 21,448
                                                                                   =======    ========

Net Income Per Common and
  Equivalent Share.............................................................    $  0.24    $   0.32
                                                                                   =======    ========
Weighted Average Number of Common
  and Equivalent Shares Outstanding............................................     64,317      67,966
                                                                                   =======    ========



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                               Quarter Ended
                                                                          ---------------------
                                                                          April 21,   April 20,
                                                                             1996        1997
                                                                          ---------   ---------
Cash Flows from Operating Activities:
Net income.......................................................         $  15,649   $  21,448
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization...................................             4,214      10,868
 Interest on liquid yield option notes...........................             4,193       4,464
 Deferred income taxes...........................................             1,535       1,517
 Gain on sale of subsidiary's stock..............................                 -        (701)
 Minority interest...............................................                 -       2,586
 Gain on disposal of assets......................................              (157)          -
 Changes in assets and liabilities, excluding effects from
  acquisition:
  Accounts receivable and due from affiliates....................              (684)      5,830
  Accounts payable and accrued expenses..........................             2,383     (56,699)
  Deferred franchise revenue.....................................             2,152        (409)
  Other assets and liabilities...................................            (1,368)     (4,808)
                                                                          ---------   ---------
   Net cash provided by (used in) operating activities...........            27,917     (15,904)
                                                                          ---------   ---------
Cash Flows from Investing Activities:
 Purchase of property and equipment..............................           (27,060)    (28,524)
 Proceeds from the sale of assets................................            16,683       4,659
 Acquisition of other assets.....................................            (5,834)     (4,314)
 Issuance of notes receivable....................................          (508,163)   (425,290)
 Repayments of notes receivable..................................           254,196     295,631
                                                                          ---------   ---------
   Net cash used in investing activities.........................          (270,178)   (157,838)
                                                                          ---------   ---------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock..........................            87,356       2,285
 Proceeds from issuance of subsidiary's common stock.............                 -       8,206
 Increase in deferred financing costs............................               (48)       (406)
 Proceeds from revolving credit facilities.......................                 -     219,500
 Repayments of revolving credit facilities.......................                 -    (154,200)
                                                                          ---------   ---------
   Net cash provided by financing activities.....................            87,308      75,385
                                                                          ---------   ---------
Net Decrease in Cash and Cash Equivalents........................          (154,953)    (98,357)
Cash and Cash Equivalents, beginning of period...................           310,436     100,800
                                                                          ---------   ---------
Cash and Cash Equivalents, end of period.........................         $ 155,483   $   2,443
                                                                          =========   =========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by Boston Chicken, Inc. (the "Company") and are unaudited except for the consolidated balance sheet at December 29, 1996 and notes related thereto. The financial statements and notes thereto have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of April 20, 1997 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K/A for the year ended December 29, 1996. The consolidated results of operations for the quarter ended April 20, 1997 are not necessarily indicative of the results expected for the full year.

2.  AREA DEVELOPER FINANCING

     The Company currently offers convertible secured debt financing to certain Boston Market area developers to partially finance store development and working capital needs. Only developers that are developing a significant portion of an area of dominant influence or metropolitan area of a major city and that meet all of the Company's requirements are eligible for such financing. Area developer financing generally requires the developer to expend at least 75% of its contributed capital toward developing stores prior to drawing on its revolving loan facility provided by the Company, with advances permitted during a two- or three-year draw period (or additional draw period in the event of a loan amendment) in a predetermined maximum amount, generally equal to three to four times the amount of the area developer's contributed capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable over four to five years in periodic installments, sometimes with a final balloon payment. The Company may extend the draw and repayment periods, subject to the area developer purchasing additional development rights, contributing additional capital, or in connection with other amendments to the loan agreement. Interest is set at the applicable reference rate of Bank of America Illinois as established from time to time (8.5% at April 20, 1997 and an average rate of 8.3% for the quarter ended April 20, 1997) plus 1%, and is payable each four-week period. The loan is secured by a pledge of substantially all of the assets of the area developer and generally by a pledge of the equity interests of the owners of the developer.

     Einstein/Noah Bagel Corp. ("ENBC") offers secured debt financings to its area developers to partially finance store development and working capital needs on terms similar to those offered by the Company to Boston Market area developers.

     (a)  LOAN CONVERSION OPTION

     The Company may convert all or any portion of the loan amount after a moratorium period (generally two years from execution or subsequent amendment of the loan) and generally after the area developer has completed not less than 80% of its area developer commitment or in the event of the defaults set forth below and generally up to the later of full repayment of the loan or a specified date in the agreement, into equity in the area developer at the conversion price set forth in the loan agreement negotiated at arm's length with each area developer, which is at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. Default provisions contained in the area developer loans typically include default in payment of principal and interest, breach of a representation or warranty or of any covenant contained in the loan agreement or security instruments, bankruptcy or bankruptcy-related act of the borrower, resignation or termination of key management personnel, default under the area development agreement, termination of three or more franchise agreements, dissolution or liquidation, material adverse change in financial condition, default of other indebtedness, the master lease, sublease or any real estate lease, a judgment in excess of $100,000 (not satisfied, vacated or covered by insurance) and the invalidity or termination of any security instrument. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire, at the loan conversion price, the amount of additional equity it could have acquired by conversion of the loan, had the loan been fully drawn. On average, upon conversion or exercise of the option, the Company would own approximately a 65% interest in each of its area developers.

     ENBC's loan agreements with its area developers contain conversion and option features similar to the Company's loan agreements with its Boston Market area developers. On average, upon conversion or exercise of the option, ENBC would own approximately an 80% interest in each of its area developers.

     In March 1997, the Company converted its loan to BC New York, L.L.C. ("BCNY") into a majority equity interest in BCNY. Additionally, the Company has agreed to acquire an additional 11% of the equity of BCNY from the current BCNY equity holders for approximately $15.0 million. After giving effect to the conversion, and assuming the Company purchases the additional 11% of the equity of BCNY, the Company will have an equity interest in BCNY of approximately 84%. The BCNY transaction added 118 Boston Market stores, operating in the metropolitan New York area, northern New Jersey, and Connecticut, to the Company store base. As of the date of conversion, total loan advances to BCNY were $80.0 million. As part of this transaction, the Company assumed $5.8 million in liabilities owed to third parties. The transaction has been accounted for as a purchase, and, accordingly, the purchase price was allocated to identified assets and liabilities based upon their fair values at the date of the transaction, resulting in goodwill of $72.6 million (based upon a preliminary allocation), which is being amortized over a 35-year life. The operating results of BCNY are included in consolidated net income from the date of acquisition.

     The following represents the unaudited pro forma results of operations as if the purchase transaction described above had occurred at the beginning of the Company's fiscal year (in thousands of dollars, except per share data):

          Revenue..................   $146,539
          Net income...............     18,294
          Net income per share.....   $   0.27

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

     (b)  COMMITMENTS TO EXTEND AREA DEVELOPER FINANCING

     The following tables summarize loan commitments, loan availability, outstanding loan balances (included in Notes Receivable on the Company's balance sheets) and contributed capital for Boston Market and ENBC area developers (in thousands of dollars, except number of area developers):

                                                              December 29,     April 20,
                                                                  1996           1997
                                                              ------------     ---------
Boston Market:
-------------
Number of area developers receiving financing............               15            15
Loan commitments.........................................        $ 838,043     $ 755,620
Loan availability........................................         (190,778)     (132,946)
                                                                 ---------     ---------
Loans outstanding (included in Notes Receivable).........        $ 647,265     $ 622,674
                                                                 =========     =========
Contributed capital......................................        $ 286,413     $ 290,694
                                                                 =========     =========


                                                                  December 29,   April 20,
                                                                     1996          1997
                                                                  ------------   ---------
ENBC:
----
Number of area developers receiving financing................              11           12
Loan commitments.............................................       $ 283,200    $ 359,900
Loan availability............................................        (142,446)    (148,158)
                                                                    ---------    ---------
Loans outstanding (included in Notes Receivable).............       $ 140,754    $ 211,742
                                                                    =========    =========
Contributed capital..........................................       $  75,765    $  95,227
                                                                    =========    =========

     The following tables summarize area developer financing activity of Boston Market and ENBC area developers (in thousands of dollars):

                                                                        Quarter Ended
                                                                   -----------------------
                                                                    April 21,    April 20,
                                                                      1996         1997
                                                                   ----------    ---------
Boston Market:
-------------
Area developer loan balances, beginning of quarter...........      $ 411,418     $ 647,265
Additional loan advances.....................................        299,402       292,451
Loan repayments..............................................       (160,656)     (237,042)
Loans converted into equity or eliminated
 in consolidation............................................              -       (80,000)
                                                                   ---------     ---------
Area developer loan balances, end of quarter.................      $ 550,164     $ 622,674
                                                                   =========     =========

                                                                                  Quarter
                                                                                   Ended
                                                                                 April 20,
                                                                                   1997
                                                                                 ---------
ENBC:
----
Area developer loan balances, beginning of quarter...........                    $ 140,754
Loan advances................................................                      124,298
Loan repayments..............................................                      (53,310)
                                                                                 ---------
Area developer loan balances, end of quarter.................                    $ 211,742
                                                                                 =========


     The majority of the loan advance and repayment activity reflects the revolving nature of the loans, that is, amounts are drawn and repaid on a regular basis to optimize cash management.

     (c)  CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

     Two Boston Market area developers accounted for approximately 15% and 13% of the Boston Market area developers' notes receivable balance at April 20, 1997 and no other Boston Market area developer individually accounted for 10% or more of such notes receivable balance as of such date. Three ENBC area developers accounted for approximately 16%, 15%, and 12% of the ENBC area developers' notes receivable balance at April 20, 1997 and no other ENBC area developer individually accounted for 10% or more of such notes receivable balance as of such date.

     The allowance for Boston Market and ENBC financed area developers' loan losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of use of loan proceeds, adherence to store development schedules, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors that management deems relevant at the time. Based upon this review and analysis, no allowance for loan losses was required as of December 29, 1996 and April 20, 1997.

     The following tables set forth certain combined audited financial information as of the dates indicated provided annually to the Company by Boston Market financed area developers. During 1995, six financed area developers were formed, and their data have been included in the table for 1995 from the dates of their respective formation. During 1996, two financed area developers were formed, and their data have been included in the table for 1996 from the dates of their respective formation and two financed area developers combined with two other financed area developers with geographically contiguous territories. The table excludes Mid-Atlantic and New Jersey Rose for both years and BCNY for 1996, the loans to which have been converted into equity or eliminated in consolidation (in thousands, except number of financed area developers and store data):


                                                                    December 31,     December 29,
                                                                        1995             1996
                                                                    ------------     ------------
Boston Market Financed Area Developers:
--------------------------------------

Total number of financed area developers......................           15               14
Total number of financed area developer stores open...........          627              841

Balance sheet data:
  Total gross assets..........................................       $ 513,926        $ 640,534
  Total debt:
    To the Company............................................        372,071          555,105
    To third parties (including capital lease obligations)....         14,456           23,797
  Total other liabilities (including trade payables)..........        105,129          105,635
  Total stockholder/partner/member deficit....................        (9,891)         (102,754)


                                                                          Fiscal Year Ended
                                                                    -----------------------------
                                                                    December 31,     December 29,
                                                                        1995             1996
                                                                    ------------     ------------
Statement of operations data:
  Gross revenue...............................................       $ 491,341        $ 865,082
  Income (loss) from continuing operations....................        (148,338)        (156,505)

Statement of cash flows data:
  Cash flows from (used in) operating activities..............       $ (76,926)       $(128,819)
  Cash flows from (used in) investing activities..............        (193,100)         (82,307)
  Cash flows from (used in) financing activities..............         269,746          212,366
                                                                     ---------        ---------
    Net change in cash........................................       $    (280)       $   1,240
                                                                     =========        =========

     The following tables set forth certain combined audited financial information as of the dates indicated provided annually to ENBC by its financed area developers. During 1995, two financed area developers were formed, and their data have been included in the table for 1995 from the dates of their respective formation. During 1996, ten financed area developers were formed, and their data have been included in the table for 1996 from the dates of their respective formation and one financed area developer combined with one other financed area developer with geographically contiguous territory.


                                                               December 31,   December 29,
                                                                   1995          1996
                                                               ------------   ------------
ENBC Financed Area Developers:
-----------------------------

Total number of financed area developers...................         2              11
Total number of financed area developer stores open........         13            301

Balance sheet data:
  Total gross assets.......................................       $9,262        $221,156
  Total debt:
    To ENBC................................................       3,538         140,754
    To third parties.......................................         -              -
  Total other liabilities (including trade payables).......       3,011          37,033
  Total partner/member equity..............................       2,676          33,847

                                                                        Fiscal Year Ended
                                                               ----------------------------------
                                                                 December 31,    December 29,
                                                                    1995            1996
                                                               ----------------------------------
Statement of operations data:
  Gross revenue............................................       $   768        $ 109,940
  Income (loss) from continuing operations.................        (1,324)         (40,592)

Statement of cash flows data:
  Cash flows from (used in) operating activities...........       $ 1,616        $ (16,382)
  Cash flows from (used in) investing activities...........        (8,064)        (187,955)
  Cash flows from (used in) financing activities...........         7,038          205,756
                                                                  -------        ---------
    Net change in cash.....................................       $   590        $   1,419
                                                                  =======        =========

3.  PROGRESSIVE FOOD CONCEPTS, INC.

     The Company has provided a $17.0 million convertible loan to Progressive Food Concepts, Inc. ("PFCI") on terms substantially similar to those provided to Boston Market area developers (see note 2). As of April 20, 1997, $6.9 million was outstanding under the loan agreement. PFCI has entered into a series of agreements with Harry's Farmers Market, Inc. ("Harry's"), an operator of retail food stores in the Atlanta area. Scott Beck, the Company's Chairman of the Board, President and Chief Executive Officer, and Saad J. Nadhir, the former Co-Chairman of the Board and President of the Company, each own a 46.2% equity interest in PFCI, and Harry's owns a 7.6% interest in PFCI. Messrs. Beck and Nadhir have expressed their intention to transfer a significant portion of their shares of PFCI common stock to other persons, who may include area developers of the Company, as PFCI's business plan becomes more defined and is implemented.

4.  ROYALTIES AND FRANCHISE RELATED FEES

     Royalties and franchise related fees are comprised of the following (in thousands of dollars):

                                                                     Quarter Ended
                                                                  --------------------
                                                                  April 21,  April 20,
                                                                    1996       1997
                                                                  ---------  ---------
Royalties..................................................        $14,776    $20,856
Lease and real estate services income......................          7,968      9,244
Initial franchise and area developer fees..................          2,692      6,865
Software license and maintenance fees......................          2,610      4,467
                                                                   -------    -------
                                                                   $28,046    $41,432
                                                                   =======    =======

5.  COMMITMENTS

     Through April 20, 1997, BC Equity Funding, L.L.C. ("BCEF") had invested an aggregate of $58.3 million in certain Boston Market area developers in the form of 10% cumulative preferred equity, redeemable by the area developers at a premium initially equal to 10% of the initial issue price, to be increased by 2% each year up to a maximum of 20% of the initial issue price plus accrued dividends (the "Redemption Price"). In the event the Company's conversion and option rights under its secured loan agreement with any of these area developers expire unexercised and the Company does not consent to an area developer's request to undertake a firm commitment underwritten public offering of the stock of such area developer, the Company has agreed to purchase the preferred equity of such area developer from BCEF at the Redemption Price.

     Through April 20, 1997, Bagel Store Development Funding, L.L.C. ("Bagel Funding") had invested an aggregate of $89.5 million in ENBC's area developers in the form of common equity. ENBC is obligated to purchase Bagel Funding's equity interest in an area developer at a formula price in the event that the area developer fails to fulfill its obligation to redeem such interests at such price in any one of the following circumstances: (i) ENBC converts its loan into or otherwise acquires a majority equity interest in the area developer;
(ii) ENBC does not consent to the area developer's request to undertake a firm commitment underwritten public offering of stock of the area developer after ENBC's conversion and option rights under its loan agreement with the area developer have expired unexercised; or (iii) ENBC does not consent to the area developer's request to terminate the area developer's area development and franchise agreements with ENBC after ENBC's conversion and option rights under its loan agreement with the area developer have expired unexercised.

6.  SUBSEQUENT EVENTS

     In April 1997, the Company issued in a public offering $287.5 million of 7 3/4% convertible subordinated debentures due May 1, 2004. Interest is payable semi-annually on May 1 and November 1 of each year beginning November 1, 1997. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of $26.70 per share, subject to adjustments under certain conditions. The debentures may be redeemed at the option of the Company beginning May 1, 2000 initially at 104.43% of their principal amount and at declining prices thereafter, plus accrued interest.

     In May 1997, ENBC issued in a private offering $125.0 million of 7 1/4% convertible subordinated debentures due June 1, 2004. Interest is payable semi-annually on June 1 and December 1 of each year beginning December 1, 1997. The debentures are convertible at any time prior to maturity into shares of ENBC's common stock at a conversion rate of $21.25 per share, subject to adjustments under certain conditions. The debentures may be redeemed at the option of ENBC beginning June 1, 2000 initially at 104.14% of their principal amount and at declining prices thereafter, plus accrued interest.

7.  CONTINGENCIES

     The Company is subject to various lawsuits, claims, and other legal matters in the course of conducting its business, including its business as a franchisor. The Company believes that the outcome of such lawsuits, claims, and other legal matters will not have a material impact on the Company's consolidated financial position or results of operations.

8.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The pro forma earnings per share for the quarters ended April 21, 1996 and April 20, 1997, utilizing the requirements of SFAS No. 128 are as follows:


                                                Quarter Ended
                                       -------------------------------
                                       April 21, 1996   April 20, 1997
                                       --------------   --------------
    Basic earnings per share.......        $0.26             $0.33
    Diluted earnings per share.....        $0.24             $0.31

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS IN THIS FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF BOSTON CHICKEN, INC. (THE "COMPANY"), EINSTEIN/NOAH BAGEL CORP. ("ENBC"), BOSTON MARKET INTERNATIONAL, INC. ("BMI"), THEIR AREA DEVELOPERS, FRANCHISEES, AND LICENSEES, BOSTON MARKET(R) STORES, EINSTEIN BROS.(TM) BAGEL AND NOAH'S NEW YORK BAGEL(R) STORES, AND PROGRESSIVE FOOD CONCEPTS, INC. ("PFCI") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES, INCLUDING ROLL-OUT OF THE F.A.S.T. TRACK(TM) SYSTEM AT BOSTON MARKET STORES; DEVELOPMENT AND OPERATING COSTS; AREA DEVELOPERS' ADHERENCE TO DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; EXPANSION OF THE HOLIDAY HOME MEAL REPLACEMENT BUSINESS; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY, INCLUDING THE POSSIBLE INTEGRATION OF FRESH, READY-TO-HEAT PREPARED FOODS IN THE BOSTON MARKET CONCEPT; CHANGES IN DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q. THE SUCCESS OF THE COMPANY, ENBC, AND BMI IS DEPENDENT ON THEIR RESPECTIVE AREA DEVELOPERS, FRANCHISEES, AND LICENSEES AND THE MANNER IN WHICH THEY OPERATE AND DEVELOP BOSTON MARKET STORES, EINSTEIN BROS. BAGELS STORES, AND NOAH'S NEW YORK BAGELS STORES.


GENERAL

     During fiscal year 1996, the Company converted its loan into a majority equity interest in ENBC and acquired a 93% interest in Mid-Atlantic Restaurant Systems L.P. ("Mid-Atlantic"), its Boston Market area developer for the Philadelphia area. Subsequent to the Company's acquisition of its interest in Mid-Atlantic, Mid-Atlantic acquired 100% of the equity interest in New Jersey Rose, L.L.C. ("New Jersey Rose"), the Boston Market area developer for the southern New Jersey area. In March 1997, the Company converted its loan to BC New York, L.L.C. ("BCNY") into a majority equity interest in BCNY, its Boston Market area developer for the metropolitan New York, northern New Jersey, and Connecticut areas. Additionally, the Company has agreed to acquire a portion of the current equity holders' interest in BCNY, which, if acquired, will result in the Company having an equity interest in BCNY of approximately 84%.

     As a result of these transactions, the revenue previously generated by the Company as a lender and service provider to ENBC and as a lender, franchisor, and service provider to such area developers prior to the date of the respective transactions has been eliminated in consolidation and replaced with revenue and operating expenses from ENBC franchise operations as well as from ENBC company-owned stores and from Company-owned stores from and after the dates of the respective transactions. The foregoing results are adjusted in the "minority interest" line item to reflect the minority interests not owned by the Company. As a result of these transactions, the operating results for the first quarter of fiscal 1997 will not be readily comparable to those for the first quarter of fiscal 1996.

COMPANY-OWNED STORES

     As part of its rapid store development strategy, the Company had a practice of "seeding" a start-up market with Company stores, which the Company would subsequently sell to a newly-formed area developer for that market. As a result of the completion of the area developer network in 1995, the Company no longer has the need to "seed" start-up markets with Boston Market stores. ENBC completed its seeding program in March 1997. As a result of the sale of Company stores to newly-formed area developers, revenue and operating expenses from such stores (while owned by the Company and ENBC) was replaced with revenue generated as a franchisor and service provider. There have been no material gains or losses recognized as a result of the sales.

     Beginning with the acquisition of the Mid-Atlantic stores, the Company has established a base of Company-owned stores that it believes are more reflective of mature store performance in an established market. The following table sets forth store performance data for Company stores for the quarter ended April 20, 1997 (in thousands of dollars). Such amounts exclude unallocated capital charges, income taxes and non-store overhead costs, including accounting, administration and discretionary advertising:


    Net sales..............................      $47,511  100.0%
    Food and paper costs...................       17,826   37.5%
    Salaries and benefits..................       11,396   24.0%
    Operating expenses.....................        4,049    8.5%
    Occupancy and advertising costs........        5,569   11.7%
                                                 -------  -----
    Store cash flow........................      $ 8,671   18.3%
                                                 =======  =====

RESULTS OF OPERATIONS

     Revenue. Total revenue increased 147% for the quarter ended April 20, 1997 over the quarter ended April 21, 1996. Royalties and franchise related fees increased 48%, primarily attributable to the inclusion of ENBC royalties and franchise related fees and higher royalties resulting from an increase in revenue from Boston Market franchised stores. ENBC's royalties and franchise related fees accounted for 70% of the increase in royalty and franchise related fees for the first quarter of 1997. Interest income increased 40% over the first quarter of 1996 due to the inclusion of ENBC interest income and higher outstanding loan balances associated with the increase in stores opened by Boston Market area developers. ENBC's interest income from area developer financing accounted for 73% of the increase in interest income.

     Revenue from Company stores is significantly affected by the average number of such stores operating in the periods being compared. The average number of Company stores for the first quarter of 1997 was 134 compared to 3 for the first quarter of 1996. This change in average number of stores is attributable to the acquisition or conversion of Mid-Atlantic, New Jersey Rose, and BCNY. Revenue from Company stores increased from $1.3 million for the first quarter of 1996 to $50.1 million for the first quarter of 1997. The increase for the first quarter of 1997 was due primarily to a higher average number of Company stores operating during the first quarter of 1997.

     Total systemwide Boston Market gross revenue was $415.2 million for the first quarter of 1997 compared to $311.8 million for the first quarter of 1996. The increase in systemwide store revenue was due primarily to an increase in the number of Boston Market stores. Gross weekly per store average ("WPSA") revenue per Boston Market store increased 3.4% from $22,762 for the first quarter of 1996 to $23,528 for the first quarter of 1997. WPSA represents the weekly per store average gross revenue for all stores in the Boston Market system based upon the actual number of days the stores are open in the reporting period. The cost of customer discounts and promotions to the stores in the Boston Market system, net of vendor allowances, expressed as a percentage of systemwide gross revenue, increased from approximately 3% for the first quarter of 1996 to approximately 7% for the first quarter of 1997. In general, over the past year the Company believes the increase in customer discounts and promotions was primarily attributable to an increase in promotions associated with the introduction of the Boston Carver and Extreme Carver line of sandwiches. The Company believes that its entry into the highly competitive sandwich business required a higher level of promotions than its core dinner business. The Company now believes, however, that because a significant portion of sandwich sales are occurring at dinner, the promotions undertaken to drive its sandwich business during the lunch daypart have negatively affected sales of individual meals at dinner and led to an increase in promotions of its core dinner products. Accordingly, the Company believes that reducing the level of customer discounts and promotions is an important element in achieving the overall brand positioning it desires. As a result, management currently intends to modify its marketing strategy during the third and fourth quarters of fiscal 1997 to emphasize its dinner business. The Company believes that such strategy will involve a reduced rate of customer discounts and promotions. Any change in the overall level of discounts and promotions may effect WPSAs, which in turn, may effect store-level profitability. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 12.

     Cost of Products Sold. As a result of a higher average number of Company stores operating during the quarter, cost of products sold increased from $.5 million for the first quarter of 1996 to $18.7 million for the first quarter of 1997. Cost of products sold, as a percentage of Company store net revenue, increased from 36.5% for the first quarter of 1996 to 37.4% for the first quarter of 1997. The increase in the percentage was primarily attributable to lower net revenue resulting from the increased level of customer discounts and promotions in the first quarter of 1997 compared to the first quarter of 1996.

     Salaries and Benefits. Salaries and benefits increased 192% for the first quarter of 1997 compared to the first quarter of 1996, primarily as a result of the higher average number of Company stores operating in the first quarter of 1997. The increase was also due to the inclusion of ENBC employees at both ENBC company stores and its support center. ENBC accounted for 21% of the increase in salaries and benefits for the 1997 quarter. In June 1997, the Company reduced its support center workforce by approximately 115 people. The workforce reduction is presently estimated by the Company to result in a one-time charge of up to $4.0 million in the second quarter of 1997. The reduction in workforce is expected to result in lower salary and benefit expense for the remainder of 1997. Such workforce reductions are primarily the result of the elimination of duplicative positions and the consolidation of various administrative functions. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 12.

     General and Administrative. General and administrative expenses increased 178% for the first quarter of 1997 compared to the first quarter for 1996. The increase for the quarter was attributable to the increased number of Company stores, greater depreciation and amortization expense, and inclusion of ENBC's general and administrative expenses. ENBC accounted for 27% of the increase in general and administrative expenses for the quarter. Included in general and administrative expenses were depreciation and amortization charges of $10.9 million for the first quarter of 1997 compared with $4.2 million for the first quarter of 1996. The increase in depreciation and amortization expense was attributable to the assets acquired from Mid-Atlantic, ENBC, BCNY, and New Jersey Rose as well as a higher corporate fixed asset base reflecting the Company's investment in support center infrastructure. The reduction in workforce is expected to result in lower general and administrative expenses for the remainder of 1997. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 12.

     Other Expense. The Company incurred a net expense of $6.6 million for the first quarter of 1997 compared to a net expense of $2.8 million for the first quarter of 1996. This increase was due to lower interest income earned in 1997 as a result of a lower cash balance during the quarter compared to the first quarter of 1996 and the incurrence of interest expense in the first quarter of 1997 resulting from borrowings on the Company's and ENBC's senior secured revolving credit facilities. Included in other expense for the first quarter of 1997 was a $.7 million gain recognized as a result of ENBC issuing shares of its common stock to third parties at prices per share greater than the Company's carrying value.

     Income Taxes. The provision for income taxes for the first quarter of 1997 is based upon the Company's anticipated tax rate.

     Minority Interest. The minority interest in the earnings of subsidiaries of $2.6 million for the first quarter of 1997 represents the minority ownership interest in the earnings of ENBC and BCNY.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations was $15.9 million for the first quarter of 1997 compared to cash provided from operations of $27.9 million for the first quarter of 1996. Income before non-cash charges and credits increased to $40.2 million for the first quarter of 1997 compared to $25.4 million for the first quarter of 1996 due primarily to increased net income and depreciation and amortization. Cash provided from working capital was $2.5 million for the first quarter of 1996 compared with cash used for working capital of $56.1 million for the first quarter of 1997. The change in working capital in the first quarter of 1997 compared to the first quarter of 1996 was primarily attributable to payments of accounts payable and accrued expenses in the first quarter of 1997.

     During the first quarter of 1997, the Company and ENBC borrowed an aggregate of $65.3 million under their senior secured revolving credit facilities. Subsequent to the end of the first quarter of 1997, the Company completed the issuance of $287.5 million in aggregate principal amount of its 7 3/4% convertible subordinated debentures due 2004 and ENBC completed the issuance of $125.0 million in aggregate principal amount of its 7 1/4% convertible subordinated debentures due 2004. The Company and ENBC utilized a portion of such proceeds to retire the outstanding balances under their senior secured revolving credit facilities. During the first quarter of 1996, the Company received net proceeds of $87.4 million from issuance of shares of common stock.

     The Company's primary use of capital reflects its goal of establishing brand awareness and market leadership by providing partial financing to its area developers for their use in store development and to finance their working capital needs. As of April 20, 1997, the Company had secured loan commitments to its Boston Market financed area developers aggregating $755.6 million of which $622.7 million had been advanced. As of April 20, 1997, ENBC had secured loan commitments to its area developers aggregating $359.9 million, of which $211.7 million had been advanced. Net loan advances to area developers declined to $126.3 million for the first quarter of 1997 (consisting of $416.7 million of loan advances, net of $290.4 million of loan repayments) from $138.7 million for the first quarter of 1996 (consisting of $299.4 million of loan advances, net of $160.7 million of loan repayments). The majority of the loan advance and repayment activity reflects the revolving nature of the loans, that is, amounts are drawn and repaid on a regular basis to optimize cash management. Other loan advances and repayments in the first quarter of 1996 consisted primarily of activity under the Company's convertible loan to ENBC prior to the date of conversion of the loan.

     As a result of executing the rapid expansion strategy required by the Company, Boston Market financed area developers have incurred net losses in each of the last three years. The net losses incurred over this three-year period, which aggregated $156.5 million in 1996, $148.3 million in 1995, and $51.3 million in 1994, include (a) depreciation and amortization charges of approximately $93.0 million, (b) approximately $148.0 million attributable to investment overhead, scale inefficiencies in operating overhead, and other start-up costs which the Company believes are necessary to establish the Boston Market brand in new territories and open stores at a rate sufficient to gain a competitive advantage, and (c) royalties, interest, and other franchise related fees that would no longer be incurred in the event the Company were to acquire, or convert its convertible secured loans to, such financed area developers. The net loss amounts for each of the fiscal years represent the aggregate net loss amounts for all financed area developers, the operations of which were not consolidated into the Company's financial statements as of the date the Company first reported such losses for such fiscal year. As a result of the foregoing factors, as well as ongoing improvements to store operating performance and increases in scale efficiencies, the Company does not consider these start-up losses to be a meaningful financial measure during this rapid expansion phase (i.e., that period during which new stores constitute a significant percentage of the store base). The Company believes the rapid expansion phase for most of its developers should last approximately four to five years from the time significant development commences in such area developer's ADI, although the rate of store development may vary within the rapid expansion phase. As the rapid expansion phase ends, the size of the area developer's store base should enable the developer to gradually reduce and eventually recover such start-up losses. The reduction in and recovery of losses is expected to be driven primarily by lower investment overhead, increased operational and advertising efficiencies, greater economies of scale, and further increases in store revenue through continued product and service enhancements. The point at which losses may be recovered will vary by area developer depending primarily upon the size and timing of the area developer's store development schedule, the achievement of advertising efficiency, the level of debt and interest charges, the intensity of competition, and the quality of management; however, there can be no assurance that such losses will be recovered. Because the financed area developers are generally two to three years into significant store development in their respective ADIs, the Company believes substantially all of its financed area developers will remain in the rapid expansion phase during 1997 in most of their ADIs; however, the Company expects that area developer aggregate net losses will be lower in fiscal 1997 than in fiscal 1996. Subsequent to the completion of the rapid expansion phase, the Company expects area developer profitability to be a more meaningful factor in assessing loan recoverability and any future loan commitments. Although the Company believes its current financed area developers will achieve profitability, in the event the foregoing strategy does not come to fruition or an area developer otherwise fails to achieve a sufficient level of profitability subsequent to the completion of its rapid expansion phase, such event could have a material adverse impact on the Company's financial position and results of operations. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 12.

     The allowance for financed area developers' loan losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of use of loan proceeds, adherence to store development schedules, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors that management deems relevant at the time. Based upon this review and analysis, no allowance for loan losses was required as of December 29, 1996 and April 20, 1997.

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

  In addition to providing financing to its area developers, the Company's capital requirements relate to continued development of its corporate infrastructure, which supports systemwide expansion, acquisition and development of Company stores, and funding commitments to PFCI and any future commitments to BMI. The Company has committed to provide PFCI a $17.0 million convertible secured loan. As of April 20, 1997, the Company had funded $6.9 million of its loan commitment to PFCI. In the first quarter of 1997, the Company expended $7.4 million on its corporate infrastructure and $18.4 million for Boston Market and ENBC store acquisition and development, including acquisition of real estate. In the first quarter of 1996, the Company expended $20.9 million on its corporate infrastructure and $6.2 million for Boston Market store development, including acquisition of real estate. These capital expenditures have been partially offset with cash proceeds from selling ENBC company stores as a result of its store seeding practice. During the first quarter of 1997, ENBC generated $3.6 million from the sale of ENBC company stores to a newly-formed area developer. As of the end of the first quarter of 1997, both the Company and ENBC have completed their store seeding programs; accordingly, neither the Company nor ENBC anticipates receiving cash proceeds in the future from the sale of stores to newly-formed area developers. In addition to this seeding program, the Company generated cash from financing land, building and equipment and from the sale of assets of $16.7 million and $1.1 million in the first quarters of 1996 and 1997, respectively.

     The Company anticipates that it and its area developers will have a need for additional financing dependent primarily upon the number of stores opened, the cost of such stores and store operating results. As of April 20, 1997, the Company and its area developers had entered into area development agreements that provide for the opening of 2,425 additional stores over the next five to seven years. As a result of a number of factors, including the availability and cost of capital to the restaurant industry in general and to the Company in particular and recent store performance, as well as the possible opportunity to integrate offerings of fresh, ready-to-heat prepared foods in existing or future Boston Market stores, the Company intends to review with its area developers the rate of store development. As a result of such review, the rate of store development could be reduced; however, the magnitude of such reduction, if any, cannot be quantified until completion of the review process. Any reduction in the rate of store development is likely to a have a negative impact on the Company's earnings. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 12.

     The Company also expects that BMI, its area developers, franchisees, licenses, and/or joint venture partners, ENBC and its area developers, and PFCI will have need for additional financing. However, on May 31, 1997, the Company, BMI and John Sun, a restaurant developer in Southeast Asia, agreed to extend, until June 1, 1998, the period during which such parties may negotiate and execute definitive agreements providing for BMI's development of Boston Market stores and Mr. Sun's sublicense from BMI of certain of such development rights. The extension resulted from Mr. Sun's desire to explore the possible opportunity to integrate the offerings of fresh, ready-to-heat prepared foods in Boston Market international stores and the Company's desire to focus, in the short-run, on its domestic business. The delay in international development will effect the amount of fees to be received by the Company from BMI and the cost and expenses incurred by the Company in connection with such development, which, in turn, will negatively impact the Company's earnings. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 12.

     The Company believes that none of the factors being considered by it and its area developers and BMI in reviewing the rate of Boston Market store development will effect the rate of ENBC's area developers' store development. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 12.

     The Company's capital requirements depend primarily upon the amount and timing of borrowings under the loan agreements between the Company and its area developers,ENBC, BMI and PFCI. The Company, ENBC and the other aforementioned entities may seek additional funds from offerings of debt or equity securities. There can be no assurance that the Company, ENBC or such entities will be able to raise such funds on satisfactory terms when needed. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 12.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

     B. Reports on Form 8-K: The Company filed one report on Form 8-K during the quarter ended April 20, 1997. Such Form 8-K reported item 5, and was dated January 31, 1997 and filed on February 5, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BOSTON CHICKEN, INC.


Date:  June 2, 1997                        /s/ Scott A. Beck
                              ----------------------------------------------
                                               Scott A. Beck
                              Chairman of the Board, Chief Executive Officer
                                               and President


Date:  June 2, 1997                      /s/ Mark W. Stephens
                              ----------------------------------------------
                                             Mark W. Stephens
                                     Vice Chairman and Chief Financial
                                   Officer (Principal Financial Officer)

                                       EXHIBIT INDEX


                                                                                                             Sequential
Exhibit                                                                                                      ----------
-------                                                                                                         Page
Number                                    Exhibits                                                              ----
------                                    --------                                                             Number*
                                                                                                               -------
  4.1    Indenture dated as of April 28, 1997 by and between the Company and Bankers Trust
         Company, as Trustee, which includes as an Exhibit the form of Debenture for the
         Company's 7 3/4% Convertible Subordinated Debentures due 2004 (the "7 3/4% Debenture
         Indenture").

 10.1    Amendment to 1995 Employee Stock Option Plan.

 10.2 Second Amendment dated April 29, 1997 to Secured Credit Agreement dated as of May 17, 1996 among ENBC, the Lenders named therein, and Bank of America Illinois, as Agent (incorporated by reference to Exhibit
         10.5(c) to ENBC's 1997 annual report on Form 10-K/A (Exchange Act File
         No. 0-21097)).

 10.3 Third Amendment dated May 20, 1997 to Secured Credit Agreement dated as of May 17, 1996 among ENBC, the Lenders named therein, and Bank of America Illinois, as Agent (incorporated by reference to Exhibit 10.2 to ENBC's Quarterly Report on Form 10-Q for the quarter ended April 20,
         1997 (Exchange Act File No. 0-21097)).

 10.4    Indenture dated as of May 29, 1997 by and between ENBC and Bankers Trust
         Company, as Trustee, which includes as Exhibits the forms of Debenture for ENBC's 7 1/4% convertible subordinated debentures due 2004
         (incorporated by reference to Exhibit 4.1 to ENBC's Current Report on Form 8-K dated as of May 22, 1997 (Exchange Act File No. 0-21097)).

 10.5    7 3/4% Debenture Indenture (included in Exhibit 4.1).

   11    Statement re Computation of Earnings Per Share.

   27    Financial Data Schedule.

 99.1    Uniform Franchise Offering Circular dated March 25, 1997.

* This information appears only in the manually signed original of this Form 10-Q.


                                  Exhibit - 1