Form 10-Q
period 1997-07-13
BOSTON CHICKEN INC
filed 1997-08-27
CIK 894751

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 13, 1997

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

                              Yes    X           No
                                 ----------         ----------

Number of shares of Common Stock, $.01 par value per share, outstanding as of August 20, 1997: 68,317,858

                             BOSTON CHICKEN, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                                         Page No.

        Item 1. Financial Statements
              Consolidated Balance Sheets as of December 29, 1996 and
              July 13, 1997.............................................................  2

              Consolidated Income Statements for the quarter and two quarters ended
              July 14, 1996 and July 13, 1997...........................................  3

              Consolidated Statements of Cash Flows for the two quarters ended
              July 14, 1996 and July 13, 1997...........................................  4

              Notes to Consolidated Financial Statements................................  5

        Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations................................... 12

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings....................................................... 20

        Item 4. Submission of Matters to a Vote of Security Holders..................... 20

        Item 6. Exhibits and Reports on Form 8-K........................................ 20

        Signature Page.................................................................. 21

        Exhibit Index............................................................Exhibit -1

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                    December 29,          July 13,
                                                                       1996                 1997
                                                                    -----------         -----------
ASSETS                                                                                  (Unaudited)
------
Current Assets:
     Cash and cash equivalents.................................     $   100,800         $   176,132
     Accounts receivable, net..................................          22,438              26,989
     Due from affiliates.......................................          10,246              13,123
     Inventories...............................................           2,585               4,805
     Prepaid expenses and other current assets.................           1,465               1,330
     Deferred income taxes.....................................           8,928               5,068
                                                                    -----------         -----------
         Total current assets..................................         146,462             227,447
Property and Equipment, net....................................         334,748             395,374
Notes Receivable - Boston Chicken, Inc.........................         654,432             769,343
Notes Receivable - Einstein/Noah Bagel Corp....................         146,087             262,595
Deferred Financing Costs, net..................................          13,361              22,886
Goodwill, net..................................................         190,439             257,959
Other Assets, net..............................................          58,087              70,167
                                                                    -----------         -----------
          Total assets.........................................     $ 1,543,616         $ 2,005,771
                                                                    ===========         ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
     Accounts Payable..........................................     $    40,430         $    11,225
     Accrued Expenses..........................................          36,547              29,053
     Deferred Franchise Revenue................................          10,656               4,589
                                                                    -----------         -----------
          Total current liabilities............................          87,633              44,867
Deferred Franchise Revenue.....................................           7,740               6,368
Convertible Subordinated Debt - Boston Chicken, Inc............         129,841             417,020
Convertible Subordinated Debt - Einstein/Noah Bagel Corp.......               -             125,000
Liquid Yield Option Notes......................................         182,613             190,460
Deferred Income Taxes..........................................          40,216              39,860
Other Noncurrent Liabilities...................................           6,292               4,768
Minority Interests.............................................         153,441             179,746
Commitments and Contingencies
Stockholders' Equity:
     Preferred Stock----$.01 par value; authorized  20,000,000
      shares; no shares issued and outstanding.................               -                   -
     Common Stock----$.01 par value; authorized 480,000,000
      shares; issued and outstanding: 64,245,868 in 1996
       and 66,243,014 in 1997..................................             642                 662
    Additional paid-in capital.................................         827,611             850,747
    Retained earnings..........................................         107,587             146,273
                                                                    -----------         -----------
                                                                        935,840             997,682
                                                                    -----------         -----------
          Total liabilities and stockholders' equity...........     $ 1,543,616         $ 2,005,771
                                                                    ===========         ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                                                  Two
                                                                     Quarter Ended                          Quarters Ended
                                                         ----------------------------------      ----------------------------------
                                                             July 14,            July 13,            July 14,            July 13,
                                                               1996                1997                1996                1997
                                                         --------------      --------------      --------------      --------------
Revenue:
 Company stores.......................................          $25,424            $ 58,086            $ 26,738            $108,178
 Royalties and franchise related fees.................           25,227              37,318              53,273              78,750
 Interest income......................................           13,910              21,192              31,897              46,432
                                                         --------------      --------------      --------------      --------------
  Total revenue.......................................           64,561             116,596             111,908             233,360
Costs and expenses:
 Cost of products sold................................            9,468              21,481               9,948              40,225
 Salaries and benefits................................            9,328              23,302              16,837              45,213
 General and administrative...........................           15,905              31,967              26,716              62,055
                                                         --------------      --------------      --------------      --------------
  Total costs and expenses............................           34,701              76,750              53,501             147,493
                                                         --------------      --------------      --------------      --------------
Income from Operations................................           29,860              39,846              58,407              85,867
Other Expense:
 Interest expense, net................................           (3,435)             (9,311)             (6,335)            (16,540)
 Gain (loss) on issuances of subsidiary's stock.......                -                (619)                  -                  82
 Other income, net....................................              203               1,667                 312               1,641
                                                         --------------      --------------      --------------      --------------
  Total other expense.................................           (3,232)             (8,263)             (6,023)            (14,817)
                                                         --------------      --------------      --------------      --------------
Income Before Income Taxes and Minority Interest......           26,628              31,583              52,384              71,050
Income Taxes..........................................            9,691              12,509              19,798              27,942
Minority Interest in (Earnings) of Subsidiaries.......           (1,021)             (1,836)             (1,021)             (4,422)
                                                         --------------      --------------      --------------      --------------
Net Income............................................          $15,916            $ 17,238            $ 31,565            $ 38,686
                                                         ==============      ==============      ==============      ==============
Net Income Per Common and
 Equivalent Share.....................................            $0.24               $0.26               $0.48               $0.57
                                                         ==============      ==============      ==============      ==============
Weighted Average Number of Common
 and Equivalent Shares Outstanding....................           67,131              67,449              65,523              67,740
                                                         ==============      ==============      ==============      ==============




The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            Two Quarters Ended
                                                                                 -----------------------------------------
                                                                                     July 14,                July 13,
                                                                                       1996                    1997
                                                                                 -----------------       -----------------
Cash Flows from Operating Activities:
Net income........................................................                       $  31,565               $  38,686
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization...................................                           9,234                  20,109
  Interest on liquid yield option notes...........................                           7,338                   7,873
  Loss (gain) on sale of subsidiary's stock.......................                               -                     (82)
  Deferred income taxes...........................................                           3,329                   3,504
  Minority interest...............................................                           1,021                   4,422
  Loss (gain) on disposal of assets...............................                            (160)                 (1,057)
  Changes in assets and liabilities, excluding effects
    from acquisitions:
     Accounts receivable and due from affiliates..................                          (6,291)                 (6,811)
     Accounts payable and accrued expenses........................                           2,482                 (49,402)
     Deferred franchise revenue...................................                           3,076                  (7,439)
     Other assets and liabilities.................................                          (2,795)                 (5,798)
                                                                                 -----------------       -----------------
      Net cash provided by operating activities...................                          48,799                   4,005
                                                                                 -----------------       -----------------
Cash Flows from Investing Activities:
  Purchase of property and equipment..............................                         (68,468)                (37,710)
  Proceeds from the sale of assets................................                          44,099                  10,599
  Purchase of other assets........................................                          (5,937)                 (7,654)
  Issuance of notes receivable....................................                        (722,097)               (783,121)
  Repayments of notes receivable..................................                         433,334                 472,468
                                                                                 -----------------       -----------------
      Net cash used in investing activities.......................                        (319,069)               (345,418)
                                                                                 -----------------       -----------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock..........................                         102,494                   5,747
  Proceeds from issuance of subsidiary's common stock.............                           1,577                   9,985
  Proceeds from issuance of convertible subordinated debt.........                               -                 412,500
  Increase in deferred financing costs............................                          (1,949)                (11,487)
  Repayment of long-term debt.....................................                         (29,006)                      -
  Proceeds from revolving credit facilities.......................                               -                 283,200
  Repayments of  revolving credit facilities......................                          (2,350)               (283,200)
                                                                                 -----------------       -----------------
      Net cash provided by financing activities...................                          70,766                 416,745
                                                                                 -----------------       -----------------
Net Increase (Decrease) in Cash and Cash Equivalents..............                        (199,504)                 75,332
Cash and Cash Equivalents, beginning of period....................                         310,436                 100,800
                                                                                 -----------------       -----------------
Cash and Cash Equivalents, end of period..........................                       $ 110,932               $ 176,132
                                                                                 =================       =================



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

  The consolidated financial statements have been prepared by Boston Chicken, Inc. (the "Company") and are unaudited except for the consolidated balance sheet at December 29, 1996 and notes related thereto. The financial statements and notes thereto have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of July 13, 1997 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K/A for the year ended December 29, 1996. The consolidated results of operations for the quarter and two quarters ended July 13, 1997 are not necessarily indicative of the results expected for the full year.

2.  Area Developer Financing

  The Company currently offers convertible and non-convertible secured debt financing to Boston Market area developers to partially finance store development and working capital needs. Area developer financing generally requires the developer to expend at least 75% of its contributed capital toward developing stores prior to drawing on its revolving loan facility provided by the Company, with advances permitted in a predetermined maximum amount, generally equal to three to four times the amount of the area developer's contributed capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable in periodic installments. The Company may extend the draw and repayment periods, subject to the area developer purchasing additional development rights, contributing additional capital, or in connection with other amendments to the loan agreement. As a result of amendments to extend the time period during which area developers are required to open stores under their development agreements, the Company and its area developers are in the process of amending their loan agreements to extend the draw and repayment periods. Upon expiration of the draw periods (which range from 1999 to 2006), the loans convert to term loans payable in periodic installments over periods ranging from two to seven years, in some cases with a balloon payment upon maturity, with an average repayment period of approximately five years.
Interest is set at the applicable reference rate of Bank of America Illinois as established from time to time (8.50% at July 13, 1997, an average rate of 8.50% for the quarter ended July 13, 1997, and an average rate of 8.39% for the two quarters ended July 13, 1997) plus 1%, and is payable each four-week period. The loan is secured by a pledge of substantially all of the assets of the area developer and generally by a pledge of the equity interests of the owners of the area developer.

  Einstein/Noah Bagel Corp. ("ENBC") offers secured debt financing to its area developers to partially finance store development and working capital needs on terms similar to those offered by the Company to Boston Market area developers.

  (a)  Loan Conversion Option

  The Company may convert all or any portion of the convertible loan amount after a moratorium period (generally two years from execution or subsequent amendment of the loan) and generally after the area developer has completed not less than 80% of its area developer commitment or in the event of the defaults set forth below and generally up to the later of full repayment of the loan or a specified date in the agreement, into equity in the area developer at the conversion price set forth in the loan agreement negotiated at arm's length with each area developer, which is at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. Default provisions contained in the area developer loans typically include default in payment of principal and interest, breach of a representation, warranty or any covenant contained in the loan agreement or security instruments, bankruptcy or a bankruptcy-related act of the borrower, resignation or termination of key management personnel, default under the area development agreement, termination of three or more franchise agreements, dissolution or liquidation, material adverse change in financial condition, default of other indebtedness, the master lease, sublease or any real estate lease, a judgment in excess of $100,000 (not satisfied, vacated or covered by insurance) and the invalidity or termination of any security instrument. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire, at the loan conversion price, the amount of additional equity it could have acquired by conversion of the loan, had the loan been fully drawn. On average, upon conversion or exercise of the option, the Company would own approximately a 65% interest in each of its area developers on a fully diluted basis.

  ENBC's loan agreements with its area developers contain conversion and option features similar to the Company's loan agreements with its Boston Market area developers. On average, upon conversion or exercise of the option, ENBC would own approximately a 70% interest in each of its area developers on a fully diluted basis.

  In March 1997, the Company converted its loan to BC New York, L.L.C. ("BCNY") into a majority equity interest in BCNY. The BCNY transaction added 118 Boston Market stores, operating in the metropolitan New York area, northern New Jersey, and Connecticut, to the Company store base. As of the date of conversion, total loan advances to BCNY were $80.0 million. As part of this transaction, the Company assumed approximately $10.0 million in liabilities owed to third parties. The transaction has been accounted for as a purchase, and, accordingly, the purchase price was allocated to identified assets and liabilities based upon their fair values at the date of the transaction, resulting in goodwill of approximately $75.0 million (based upon a preliminary allocation), which is being amortized over a 35-year life. The operating results of BCNY are included in consolidated net income from the date of acquisition.

  The following represents the unaudited pro forma results of operations for the two quarters ended July 13, 1997 as if the purchase transaction described above had occurred at the beginning of the Company's fiscal year (in thousands of dollars, except per share data):

        Revenue..................             $263,135
        Net income...............             $ 35,532
        Net income per share.....             $   0.52

  There can be no assurance that the Company or ENBC will in the future exercise their rights to convert loans to their respective area developers or acquire an equity interest in any area developer to which they provide financing, or that such exercise or acquisition will result in a majority interest in such area developer.

  (b)  Commitments to Extend Area Developer Financing

  The following tables summarize loan commitments, loan availability, outstanding loan balances (included in Notes Receivable on the Company's balance sheets) and contributed capital for Boston Market and ENBC area developers (in thousands of dollars, except number of area developers):

                                                                     December 29,               July 13,
                                                                         1996                     1997
                                                                -------------------       -------------------
Boston Market:
--------------
Number of area developers receiving financing.............                       15                        15
Loan commitments..........................................                $ 838,043                  $846,213
Loan availability.........................................                 (190,778)                   91,867
                                                                -------------------       -------------------
Loans outstanding (included in Notes Receivable)..........                $ 647,265                  $754,346
                                                                ===================       ===================
Contributed capital.......................................                $ 286,413                  $289,170
                                                                ===================       ===================

                                                                     December 29,                July 13,
                                                                         1996                      1997
                                                                -------------------       --------------------
ENBC:
-----
Number of area developers receiving financing*............                       11                          8
Loan commitments..........................................                $ 283,200                  $ 359,900
Loan availability.........................................                 (142,446)                  (100,742)
                                                                -------------------       --------------------
Loans outstanding (included in Notes Receivable)..........                $ 140,754                  $ 259,158
                                                                ===================       ====================
Contributed capital.......................................                $  75,765                  $ 109,621
                                                                ===================       ====================

     *During the first two quarters of 1997, one area developer was formed and several area developers merged, reducing the number of area developers receiving financing from 11 to eight.

     The following tables summarize area developer financing activity of Boston Market and ENBC area developers (in thousands of dollars):

                                                                                Two Quarters Ended
                                                                -----------------------------------------------
                                                                       July 14,                   July 13,
                                                                         1996                       1997
                                                                --------------------       --------------------
Boston Market:
--------------
Area developer loan balances, beginning of year...........                 $ 411,418                  $ 647,265
Additional loan advances..................................                   496,191                    549,956
Loan repayments...........................................                  (317,197)                  (362,875)
Loans converted into equity or eliminated
  in consolidation........................................                   (35,400)                   (80,000)
                                                                --------------------       --------------------
Area developer loan balances, end of quarter..............                 $ 555,012                  $ 754,346
                                                                ====================       ====================

                                                                    June 17, 1996
                                                                 (date of ENBC loan
                                                                     conversion)             Two Quarters
                                                                       through                    Ended
                                                                    July 14, 1996             July 13, 1997
                                                                 ------------------       -------------------
ENBC:
-----
Area developer loan balances, beginning of period.........                  $41,224                 $ 140,754
Loan advances.............................................                   24,216                   222,144
Loan repayments...........................................                   (6,119)                 (103,740)
                                                                -------------------       -------------------
Area developer loan balances, end of quarter..............                  $59,321                 $ 259,158
                                                                ===================       ===================

     The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, area developers draw and repay amounts to optimize cash management.

  (c)  Credit Risk and Allowance for Loan Losses

   Two Boston Market area developers accounted for approximately 14% and 12% of the Boston Market area developers' notes receivable balance at July 13, 1997 and no other Boston Market area developer individually accounted for 10% or more of such notes receivable balance as of such date. Six ENBC area developers accounted for approximately 17%, 16%, 14%, 14%, 12%, and 10% of the ENBC area developers' notes receivable balance at July 13, 1997 and no other ENBC area developer individually accounted for 10% or more of such notes receivable balance as of such date.

  The allowance for Boston Market and ENBC financed area developers' loan losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of use of loan proceeds, adherence to store development schedules, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors that management deems relevant at the time. Based upon this review and analysis, no allowance for loan losses was required as of December 29, 1996 and July 13, 1997. There can be no assurance, however, that such review and analysis will not result in a provision for loan losses in any future quarter.

  The following tables set forth certain combined audited financial information as of the dates indicated provided annually to the Company by Boston Market financed area developers. During 1995, six financed area developers were formed, and their data have been included in the table for 1995 from the dates of their respective formation. During 1996, two financed area developers were formed, and their data have been included in the table for 1996 from the dates of their respective formation, and two financed area developers combined with two other financed area developers with geographically contiguous territories. The table excludes Mid-Atlantic and New Jersey Rose for both years and BCNY for 1996, the loans to which have been converted into equity or eliminated in consolidation (in thousands, except number of financed area developers and store data):

                                                                   December 31,                December 29,
                                                                       1995                        1996
                                                                   ------------                ------------
Boston Market Financed Area Developers:
--------------------------------------
Total number of financed area developers..................                   15                          14
Total number of financed area developer stores open.......                  627                         841

Balance sheet data:
   Total gross assets.....................................             $513,926                    $640,534
   Total debt:
      To the Company......................................              372,071                     555,105

      To third parties (including capital lease                          14,456                      23,797
       obligations).......................................
   Total other liabilities (including trade payables).....              105,129                     105,635
   Total stockholder/partner/member deficit...............               (9,891)                   (102,754)

                                                                              Fiscal Year Ended
                                                                  ------------------------------------------
                                                                    December 31,             December 29,
                                                                        1995                     1996
                                                                  -----------------       ------------------
Statement of operations data:
   Gross revenue..........................................           $ 491,341                $ 865,082
   Income (loss) from continuing operations...............            (148,338)                (156,505)

Statement of cash flows data:
   Cash flows from (used in) operating activities.........           $ (76,926)               $(128,819)
   Cash flows from (used in) investing activities.........            (193,100)                 (82,307)
   Cash flows from (used in) financing activities.........             269,746                  212,366
                                                                     ---------                ---------
        Net change in cash................................           $    (280)               $   1,240
                                                                     =========                =========

     The following tables set forth certain combined audited financial information as of the dates indicated provided annually to ENBC by its financed area developers. During 1995, two financed area developers were formed, and their data have been included in the table for 1995 from the dates of their respective formation. During 1996, ten financed area developers were formed (data concerning such area developers being included in the table for 1996 from the dates of their respective formation), and one financed area developer combined with one other financed area developer with geographically contiguous territory.

                                                            December 31,    December 29,
                                                                1995            1996
                                                            ------------    ------------
ENBC Financed Area Developers:
------------------------------

Total number of financed area developers..................          2               11
Total number of financed area developer stores open.......         13              301

Balance sheet data:
   Total gross assets.....................................     $9,262         $221,156
   Total debt:
      To ENBC.............................................      3,538          140,754
      To third parties....................................        -                -
   Total other liabilities (including trade payables).....      3,011           37,033
   Total partner/member equity............................      2,676           33,847

                                                                 Fiscal Year Ended
                                                            ----------------------------
                                                            December 31,    December 29,
                                                                1995            1996
                                                            ------------    ------------
Statement of operations data:
   Gross revenue..........................................    $   768        $ 109,940
   Income (loss) from continuing operations...............     (1,324)         (40,592)

Statement of cash flows data:
   Cash flows from (used in) operating activities.........    $ 1,616        $ (16,382)
   Cash flows from (used in) investing activities.........     (8,064)        (187,955)
   Cash flows from (used in) financing activities.........      7,038          205,756
                                                              -------        ---------
      Net change in cash..................................    $   590        $   1,419
                                                              =======        =========

3. Progressive Food Concepts, Inc.

     The Company has provided a $17.0 million convertible loan to Progressive Food Concepts, Inc. ("PFCI") on terms substantially similar to those provided to Boston Market area developers (see note 2). As of July 13, 1997, $8.9 million was outstanding under the loan agreement. PFCI has entered into a series of agreements with Harry's Farmers Market, Inc. ("Harry's"), an operator of retail food stores in the Atlanta area. As of July 13, 1997, Scott Beck, the Company's Chairman of the Board, President and Chief Executive Officer, and Saad J. Nadhir, the former Co-Chairman of the Board and President of the Company, each owned a 46.2% equity interest in PFCI, and Harry's owned a 7.6% interest in PFCI.

4.   Debt Issuances

     In April 1997, the Company issued in a public offering $287.5 million of 7 3/4% convertible subordinated debentures due May 1, 2004. Interest is payable semi-annually on May 1 and November 1 of each year beginning November 1, 1997. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of $26.70 per share, subject to adjustments under certain conditions. The debentures may be redeemed at the option of the Company beginning May 1, 2000, initially at 104.43% of their principal amount and at declining prices thereafter, plus accrued interest. In addition, the Company is required, as of 40 business days after the occurrence of a Change in Control (as defined in the indenture relating to the debentures) to purchase all or any part of any debenture at the option of the debenture holder.

     In May 1997, ENBC issued in a private offering $125.0 million of 7 1/4% convertible subordinated debentures due June 1, 2004. Interest is payable semi-annually on June 1 and December 1 of each year beginning December 1, 1997. The debentures are convertible at any time prior to maturity into shares of ENBC's common stock at a conversion rate of $21.25 per share, subject to adjustments under certain conditions. The debentures may be redeemed at the option of ENBC beginning June 1, 2000, initially at 104.14% of their principal amount and at declining prices thereafter, plus accrued interest. In addition, ENBC is required, as of 40 business days after the occurrence of a Change in Control (as defined in the indenture relating to the debentures) to purchase all or any part of any debenture at the option of the debenture holder. ENBC's registration statement registering for resale the debentures and the shares of ENBC's common stock issuable upon conversion of the debentures became effective on June 18, 1997.

5.   Royalties and Franchise Related Fees

     Royalties and franchise related fees are comprised of the following (in thousands of dollars):

                                                            Quarter Ended                     Two Quarters Ended
                                                  --------------------------------    --------------------------------
                                                      July 14,          July 13,          July 14,          July 13,
                                                        1996              1997              1996              1997
                                                  --------------    --------------    --------------    --------------
Royalties.....................................           $11,584           $15,308           $26,360           $36,164
Lease and real estate services income.........             5,333             7,447            13,301            16,691
Initial franchise and area developer fees.....             4,585             5,210             7,277            12,075
Software license and maintenance fees.........             3,725             9,353             6,335            13,820
                                                  --------------    --------------    --------------    --------------
                                                         $25,227           $37,318           $53,273           $78,750
                                                  ==============    ==============    ==============    ==============

6.  Commitments

     Through July 13, 1997, BC Equity Funding, L.L.C. ("BCEF") had invested an aggregate of $58.3 million in certain Boston Market area developers in the form of 10% cumulative preferred equity, redeemable by the area developers at a premium initially equal to 10% of the initial issue price, to be increased by 2% each year up to a maximum of 20% of the initial issue price plus accrued dividends (the "Redemption Price"). In the event the Company's conversion and option rights under its secured loan agreement with any of these area developers expire unexercised and the Company does not consent to an area developer's request to undertake a firm commitment underwritten public offering of the stock of such area developer, the Company has agreed to purchase the preferred equity of such area developer from BCEF at the redemption price.

     Through July 13, 1997, Bagel Store Development Funding, L.L.C. ("Bagel Funding") had invested an aggregate of $89.5 million in ENBC's area developers in the form of common equity. ENBC is obligated to purchase Bagel Funding's equity interest in an area developer at a formula price in the event that the area developer fails to fulfill its obligation to redeem such interests at such price in any one of the following circumstances: (i) ENBC converts its loan into or otherwise acquires a majority equity interest in the area developer; (ii) ENBC does not consent to the area developer's request to undertake a firm commitment underwritten public offering of stock of the area developer after ENBC's conversion and option rights under its loan agreement with the area developer have expired unexercised; or (iii) ENBC does not consent to the area developer's request to terminate the area developer's area development and franchise agreements with ENBC after ENBC's conversion and option rights under its loan agreement with the area developer have expired unexercised.

7.   Contingencies

     The Company, two of the Company's directors (the "Individual Defendants"), a former director and officer of the Company and certain investment banking firms which had underwritten securities offerings by the Company are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado. The lawsuit is comprised of separate actions that were consolidated into one action for pre-trial purposes on August 8, 1997. A separate action has been filed in Jefferson County District Court in the State of Colorado against the Company and the Individual Defendants. The complaints in such actions allege, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Act of 1934, as amended, and rule 10b-5 promulgated thereunder. The plaintiffs are seeking, among other things,
(i) to certify each of the complaints as a class action on behalf of all persons who purchased common stock of the Company during the purported class period,
(ii) an award of unspecified compensatory damages, interests and costs to all members of the purported class and (iii) equitable relief permitted by law, equity or federal or state statutes. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations made in such complaints.

     In July and August 1997, four actions were filed in the United States District Court for the District of Colorado against ENBC and certain of its directors and officers (such individuals are collectively referred to herein as the "ENBC Individual Defendants"). The complaints allege, among other things, that ENBC and ENBC Individual Defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder. In each case, the plaintiffs are seeking, among other things, (i) to certify their complaint as a class action on behalf of all persons who purchased the common stock of ENBC during the purported class period, (ii) an award of unspecified compensatory damages, interest and costs to all members of the purported class and (iii) equitable relief permitted by law, equity or federal or state statutes. ENBC believes that all of the complaints are without merit and intends to vigorously defend against the allegations made in such complaints.

     The Company is subject to various other lawsuits, claims, and other legal matters in the course of conducting its business, including its business as a franchisor. The Company believes that the outcome of such lawsuits, claims, and other legal matters will not have a material impact on the Company's consolidated financial position or results of operations.

8.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The pro forma earnings per share for the quarter and two quarters ended July 14, 1996 and July 13, 1997, utilizing the requirements of SFAS No. 128 are as follows:

                                             Quarter Ended                  Two Quarters Ended
                                     ----------------------------     ----------------------------
                                        July 14,        July 13,         July 14,        July 13,
                                          1996            1997             1996            1997
                                     ------------     -----------     ------------     -----------

     Basic earnings per share....       $0.25            $0.26           $0.51            $0.59
     Diluted earnings per share..       $0.23            $0.25           $0.48            $0.56

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Boston Chicken, Inc. (the "Company"), Einstein/Noah Bagel Corp. ("ENBC"), Boston Market International, Inc. ("BMI"), their area developers, franchisees, and licensees, Boston Market/R/ stores, Einstein Bros./R/ Bagels and Noah's New York Bagels/R/ stores, and Progressive Food Concepts, Inc. ("PFCI") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: store performance; competition; success of operating initiatives; development and operating costs; area developers' adherence to development schedules; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; expansion of the holiday home meal replacement business; availability, locations, and terms of sites for store development; changes in business strategy, including the possible integration of fresh, chilled prepared foods in the Boston Market concept; changes in development plans; availability and cost of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q. The success of the Company, ENBC, and BMI is dependent on the operational and financial strength of their respective area developers, franchisees, and licensees. In addition, readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "anticipates", "intends", or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.

General

     During fiscal year 1996, the Company converted its loan to ENBC into a majority equity interest in ENBC and acquired a 93% interest in Mid-Atlantic Restaurant Systems L.P. ("Mid-Atlantic"), its Boston Market area developer for the Philadelphia area. Subsequent to the Company's acquisition of its interest in Mid Atlantic, Mid-Atlantic acquired 100% of the equity interest in New Jersey Rose, L.L.C. ("New Jersey Rose"), the Boston Market area developer for the southern New Jersey area. In March 1997, the Company converted its loan to BC New York, L.L.C. ("BCNY") into a majority equity interest in BCNY, its Boston Market area developer for the metropolitan New York area, northern New Jersey, and Connecticut.

     As a result of these transactions, the revenue previously generated by the Company as a lender and service provider to ENBC and as a lender, franchisor, and service provider to such area developers prior to the date of the respective transactions has been eliminated in consolidation and replaced with revenue and operating expenses from ENBC franchise operations as well as from ENBC company-owned stores and from Company-owned stores from and after the dates of the respective transactions. The foregoing results are adjusted in the "minority interest" line item to reflect the minority interests not owned by the Company. As a result of these transactions, the Company's operating results for fiscal 1997 will not be readily comparable to those for fiscal 1996.

Company-owned Boston Market Stores

     The following table sets forth store performance data for the Company's Boston Market Stores (excluding its test stores) for the quarters and two quarters ended July 14, 1996 and July 13, 1997 (in thousands of dollars). Such amounts exclude unallocated capital charges, income taxes and non-store overhead costs, including accounting, administration and discretionary advertising:

                                                          Quarter Ended
                                           -------------------------------------------
                                              July 14, 1996           July 13, 1997
                                           -------------------     -------------------
        Net sales........................  $21,370.3    100.0%     $57,772.6    100.0%
        Food and paper costs.............    8,027.5     37.6%      21,331.1     36.9%
        Salaries and benefits............    5,560.8     26.0%      14,540.4     25.2%
        Operating expenses...............    1,507.3      7.1%       5,591.9      9.7%
        Occupancy and advertising costs..    2,282.7     10.6%       7,550.8     13.0%
                                           ---------    ------     ---------    ------
        Store cash flow..................  $ 3,992.0     18.7%     $ 8,758.4     15.2%
                                           =========    ======     =========    ======

                                                       Two Quarters Ended
                                           -------------------------------------------
                                              July 14, 1996           July 13, 1997
                                           -------------------    --------------------
        Net sales........................  $21,370.3    100.0%    $105,283.3    100.0%
        Food and paper costs.............    8,027.5     37.6%      39,157.1     37.2%
        Salaries and benefits............    5,560.8     26.0%      25,936.2     24.6%
        Operating expenses...............    1,507.3      7.1%       9,640.5      9.2%
        Occupancy and advertising costs..    2,282.7     10.6%      13,120.1     12.4%
                                           ---------    ------    ----------    ------
        Store cash flow..................  $ 3,992.0     18.7%    $ 17,429.4     16.6%
                                           =========    ======    ==========    ======

     Revenue from Boston Market Company stores increased from $21.4 million for the quarter ended July 14, 1996 to $57.8 million for the quarter ended July 13, 1997. Revenue from Company stores increased from $21.4 million for the two quarters ended July 14, 1996 to $105.3 million for the two quarters ended July 13, 1997. The increases were primarily due to a higher average number of stores operating during the 1997 periods partially offset by lower net revenue per store. The average number of Boston Market Company stores for the second quarter of 1997 was 225 compared to 78 for the second quarter of 1996. The average number of Boston Market Company stores for the two quarters ended July 13, 1997 was 173 compared to 33 for the two quarters ended July 14, 1996. This change in average number of stores was attributable to the Company's acquisition of, or conversion of its loans to, Mid-Atlantic, New Jersey Rose, and BCNY. Net WPSA revenue per Boston Market Company store decreased 6.5% from $22,837 for the second quarter of 1996 to $21,351 for the second quarter of 1997. Net WPSA revenue per Boston Market Company store decreased 4.8% from $22,837 for the two quarters ended July 14, 1996 to $21,751 for the two quarters ended July 13, 1997. WPSA revenue represents the weekly per store average revenue for all stores based upon the actual number of days the stores are open in the reporting period. Net WPSA revenue is gross WPSA revenue after customer coupons and employee discounts. The Company believes the decrease in WPSA revenue for its Boston Market stores for the 1997 periods compared to the 1996 periods was due to the continuation, through most of the second quarter of 1997, of its former marketing strategy that was characterized by increasingly ineffective price-promoted offers and high levels of discretionary media spending, the cannibalistic effect of those price-promoted offers on its higher priced core individual meal business and the relative ineffectiveness of the Extreme Carver and Kids Market product offerings introduced in the first and second quarters of 1997, respectively. These factors compare with the successful Boston Carver product introduction, commencement of network advertising and initiation of dual message advertising, all of which favorably contributed to WPSA revenue in the comparable periods of 1996.

     Food and paper costs, as a percentage of net sales, declined from 37.6% for the quarter ended July 14, 1996 to 36.9% for the quarter ended July 13, 1997. Food and paper costs, as a percentage of net sales, declined from 37.6% for the two quarters ended July 14, 1996 to 37.2% for the two quarters ended July 13, 1997. The decreases in the percentages were attributable to lower food and paper costs achieved primarily through contract negotiations with food and paper vendors and improved operating efficiencies.

     Salaries and benefits, as a percentage of net sales, declined from 26.0% for the quarter ended July 14, 1996 to 25.2% for the quarter ended July 13, 1997. Salaries and benefits, as a percentage of net sales, declined from

26.0% for the two quarters ended July 14, 1996 to 24.6% for the two quarters ended July 13, 1997. The decreases in the percentages were attributable to improved labor efficiencies achieved in operating the Company store base. Operating expenses, occupancy and advertising costs, as a percentage of net sales, increased from 17.7% for the quarter ended July 14, 1996 to 22.7% for the quarter ended July 13, 1997. Operating expenses, occupancy and advertising costs, as a percentage of net sales, increased from 17.7% for the two quarters ended July 14, 1996 to 21.6% for the two quarters ended July 13, 1997. The increase in the percentages were attributable to a decline in WPSA revenue without a corresponding decline in rent, utilities and other relatively fixed store operating costs.

Results of Operations

      Revenue. Royalties and franchise related fees increased 48% for the quarter and two quarters ended July 13, 1997. The increases in royalties and franchise related fees were primarily attributable to the inclusion of ENBC royalties and franchise related fees for the entire reporting periods in 1997 compared to only a portion of the reporting periods in 1996, software license fees recognized for store software provided by the Company to franchisees, an increase in lease and real estate services income, and higher royalties resulting from an increase in revenue from Boston Market franchised stores. ENBC's royalties and franchise related fees accounted for 43% of the increase in royalties and franchise related fees for the quarter ended July 13, 1997 and 57% for the two quarters ended July 13, 1997. Interest income increased 52% for the quarter ended July 13, 1997 and 46% for the two quarters ended July 13, 1997. The increases in interest income were due to the inclusion of ENBC interest income for the entire reporting periods in 1997 compared to only a portion of the reporting periods in 1996 and higher outstanding loan balances associated with the increase in stores opened by Boston Market area developers. ENBC's interest income from area developer financing accounted for 67% of the increase in interest income for the quarter ended July 13, 1997 and 70% for the two quarters ended July 13, 1997.

     Total systemwide Boston Market gross revenue was $311.9 million for the second quarter of 1997 compared to $260.5 million for the second quarter of 1996. Total systemwide Boston Market gross revenue was $727.2 million for the two quarters ended July 13, 1997 compared to $572.3 million for the two quarters ended July 14, 1996. The increases in systemwide store revenue were primarily due to an increase in the number of Boston Market stores in operation systemwide offset by lower gross revenue per store. Gross WPSA revenue per Boston Market store decreased 7.2% from $23,826 for the second quarter of 1996 to $22,114 for the second quarter of 1997. Gross WPSA revenue per Boston Market store decreased 1.2% from $23,179 for the two quarters ended July 14, 1996 to $22,905 for the two quarters ended July 13, 1997. Net WPSA revenue per Boston Market store decreased 9.3% from $22,420 for the second quarter of 1996 to $20,334 for the second quarter of 1997. Net WPSA revenue per Boston Market store decreased 4.3% from $22,016 for the two quarters ended July 14, 1996 to $21,060 for the two quarters ended July 13, 1997. The Company believes the decrease in WPSA revenue for the 1997 periods compared to the 1996 periods was due to the continuation, through most of the second quarter of 1997, of its former marketing strategy that was characterized by increasingly ineffective price-promoted offers and high levels of discretionary media spending, the cannibalistic effect of those price-promoted offers on its higher priced core individual meal business and the relative ineffectiveness of the Extreme Carver and Kids Market product offerings introduced in the first and second quarters of 1997, respectively. These factors compare with the successful Boston Carver product introduction, commencement of network advertising and initiation of dual message advertising, all of which favorably contributed to WPSA revenue in the comparable periods of 1996. The cost of promoted offers to the stores in the Boston Market system, net of vendor allowances, expressed as a percentage of systemwide gross revenue was approximately 7% for the second quarter of 1997 compared to approximately 4% for the second quarter of 1996. The Company believes that reducing the level of price-promoted offers and utilizing a unified message to market both its lunch and dinner products will enable it to significantly reduce discretionary marketing spending systemwide while achieving the overall brand positioning it desires. The Company began to implement its new strategy in the third quarter of 1997. The Company expects the decline in WPSA revenue to bottom out in the third quarter of 1997 as the anticipated benefits of its new marketing strategy begin to take effect; however, there can be no assurance that the Company's new marketing strategy will favorably impact store sales. See "Special Note Regarding Forward-Looking Statements" on page 12.

     Cost of Products Sold. As a result of a higher average number of Boston Market and ENBC Company stores operating during the 1997 periods, cost of products sold increased from $9.5 million for the second quarter of 1996 to $21.5 million for the second quarter of 1997 and increased from $9.9 million for the two quarters ended July 14, 1996 to $40.2 million for the two quarters ended July 13, 1997. Cost of products sold, as a percentage of Company store net revenue, decreased from 37.2% for the second quarter of 1996 to 37.0% for the second quarter of 1997. Cost of products sold, as a percentage of Company store net revenue, was 37.2% for both the two quarters ended July 14, 1996 and the two quarters ended July 13, 1997.

     Salaries and benefits. Salaries and benefits increased 150% for the second quarter of 1997 compared to the second quarter of 1996. Salaries and benefits increased 169% for the two quarters ended July 13, 1997 compared to the two quarters ended July 14, 1996. The increases were primarily a result of the higher average number of Company stores operating in the 1997 periods. The increases were also due to the inclusion of ENBC employees for the entire reporting periods in 1997 compared to only a portion of the reporting periods in 1996. ENBC accounted for 9% and 15%, respectively, of the increase in salaries and benefits for the quarter and two quarters ended July 13, 1997. in June 1997, the Company reduced its support center workforce by 115 people. The Company incurred a one-time pre-tax charge of $4.0 million in the second quarter of 1997 relating to streamlining its support center organization. The streamlining was primarily the result of the elimination of duplicative positions and the consolidation of various administrative functions.

     General and Administrative. General and administrative expenses increased 101% for the second quarter of 1997 compared to the second quarter of 1996. General and administrative expenses increased 132% for the two quarters ended July 13, 1997 compared to the two quarters ended July 14, 1996. The increases were attributable to the increased number of Company stores, greater depreciation and amortization expense, and inclusion of ENBC's general and administrative expenses for the entire reporting periods in 1997 compared to only a portion of the reporting periods in 1996. Included in general and administrative expenses were depreciation and amortization charges of $9.2 million for the second quarter of 1997 compared with $5.0 million for the second quarter of 1996. Depreciation and amortization charges were $20.1 million for the two quarters ended July 13, 1997 compared to $9.2 million for the two quarters ended July 14, 1996. The increases in depreciation and amortization expense were attributable to the assets acquired from Mid-Atlantic, ENBC, BCNY, and New Jersey Rose as well as a higher corporate fixed asset base reflecting the Company's investment in support center infrastructure. ENBC accounted for 11% and 20% of the increase in general and administrative expenses for the quarter and two quarters ended July 13, 1997, respectively.

     Other Expense. The Company incurred a net expense of $8.3 million for the second quarter of 1997 compared to a net expense of $3.2 million for the second quarter of 1996. The Company incurred a net expense of $14.8 million for the two quarters ended July 13, 1997 compared to a net expense of $6.0 million for the two quarters ended July 14, 1996. These increases were due to additional interest expense from the issuance in the second quarter of 1997 of $287.5 million of convertible subordinated debentures by the Company and the issuance of $125.0 million of convertible subordinated debentures by ENBC, higher utilization of the Company's and ENBC's senior secured revolving credit facilities and lower interest income earned in 1997. The Company also incurred a loss of $0.6 million for the second quarter of 1997 and a gain of $82,000 for the two quarters ended July 13, 1997 as a result of ENBC issuing shares of its common stock to third parties. In addition, the Company recognized gains of $1.7 million for the quarter ended July 13, 1997 and $1.6 million for the two quarters ended July 13, 1997 from the sale of miscellaneous assets.

     Income Taxes. The provision for income taxes for the quarter and two quarters ended July 13, 1997 is based upon the Company's anticipated tax rate.

     Minority Interest. The minority interest in the earnings of subsidiaries of $1.8 million and $4.4 million for the quarter and two quarters ended July 13, 1997, respectively, represents the minority ownership interest in the earnings of ENBC and BCNY. The minority interest in the earnings of subsidiaries of $1.0 million for the 1996 periods represents the minority ownership interest in the earnings of ENBC.

Liquidity and Capital Resources

     Income before non-cash charges and credits increased to $73.5 million for the two quarters ended July 13, 1997 compared to $52.3 million for the two quarters ended July 14, 1996 due primarily to increased net income and increased depreciation and amortization. Cash used for working capital was $69.5 million for the two quarters ended July 13, 1997 compared with $3.5 million for the two quarters ended July 14, 1996. The increased use of working capital for the 1997 period compared to the 1996 period was primarily attributable to a greater level of payments of accounts payable and accrued expenses in the 1997 period. As a result of the foregoing factors, cash provided by operations totaled $4.0 million for the two quarters ended July 13, 1997 compared to $48.8 million for the two quarters ended July 14, 1996.

     During the second quarter of 1997, the Company issued and sold $287.5 million in aggregate principal amount of its 7 3/4% convertible subordinated debentures due 2004, and ENBC issued and sold $125.0 million in aggregate principal amount of its 7 1/4% convertible subordinated debentures due 2004. During the two quarters ended July 14, 1996, the Company and ENBC received net proceeds of $104.1 million from issuance of shares of common stock.

     The Company's primary use of capital reflects its goal of establishing brand awareness and market leadership by providing partial financing to its area developers for their use in store development and to finance their working capital needs. As of July 13, 1997, the Company had secured loan commitments to its Boston Market financed area developers aggregating $846.2 million of which $754.3 million had been advanced. As of July 13, 1997, ENBC had secured loan commitments to its area developers aggregating $359.9 million, of which $259.2 million had been advanced. Net loan advances to area developers increased by $305.5 million for the two quarters ended July 13, 1997 (consisting of $772.1 million of loan advances, net of $466.6 million of loan repayments) from $197.1 million for the two quarters ended July 14, 1996 (consisting of $520.4 million of loan advances, net of $323.3 million of loan repayments). The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, area developers draw and repay amounts to optimize their cash management. Other loan advances and repayments in the 1996 period consisted primarily of activity under the Company's convertible loan to ENBC prior to the date of conversion of the loan.

     As a result of executing the rapid expansion strategy required by the Company, Boston Market financed area developers have incurred net losses in each of the past three years. The net losses incurred over this three-year period, which aggregated $156.5 million in 1996, $148.3 million in 1995, and $51.3 million in 1994, include (a) depreciation and amortization charges of approximately $93.0 million, (b) approximately $148.0 million attributable to investment overhead, scale inefficiencies in operating overhead, and other start-up costs which the Company believes were necessary to establish the Boston Market brand in new territories and open stores at a rate sufficient to gain a competitive advantage, and (c) royalties, interest, and other franchise related fees that would no longer be incurred in the event the Company were to acquire, or convert its convertible secured loans to, such financed area developers. The net loss amounts for each of the fiscal years represent the aggregate net loss amounts for all financed area developers, the operations of which were not consolidated into the Company's financial statements as of the date the Company first reported such losses for such fiscal year. As a result of the foregoing factors, as well as anticipated improvements in store operating performance and increases in scale efficiencies, the Company does not consider these start-up losses to be a meaningful financial measure during this rapid expansion phase (i.e., that period during which new stores constitute a significant percentage of the store base). As a result of a number of factors, including recent store performance, the desire to focus maximum resources on the productivity of the existing store base, and the availability and cost of capital, as well as the possibility of integrating offerings of fresh, chilled prepared foods in existing or future Boston Market Stores, the Company and its area developers have agreed to temporarily reduce the rate of new store development. Such reduction has not altered the total number of stores committed to be opened by the area developers, but rather extends the period over which such stores are to be developed. As a result, the Company believes the rapid expansion phase for most of its developers will be extended and should last approximately six to eight years from the time significant development commences in an area developer's market, although the rate of store development may vary within the rapid expansion phase. See "Special Note Regarding Forward-Looking Statements" on page 12.

     Beginning in the second quarter of 1997, the Company's area developers began implementing organizational changes to centralize administrative functions into four "support area developers" that will share corporate and managerial resources with geographically contiguous area developers to minimize area developer overhead expenses while maximizing store level performance. The Company estimates that this streamlining effort, combined with lower levels of discretionary media spending, will result in combined annual overhead savings for the financed area developers of approximately $65 million to $75 million. As part of their focus on store performance, the Company's area developers are in the process of analyzing their existing store base to determine whether or not any stores should be closed. A store closure requires the Company's consent in its capacity as franchisor and is typically related to operating or site-related issues, changes in the market or trade area, or the failure of the store to meet desired sales and profitability levels. The Company believes that approximately 50 stores systemwide will be closed during the third and fourth quarters of 1997 as a result of such review. The Company estimates that the costs to close a store range from approximately $400,000 to $800,000 (a portion of which will be a cash outlay), depending upon a number of factors, including whether the site is leased or owned. Each area developer intending to close stores will establish a provision for store closures during the third quarter of 1997 to cover the closing costs. The Company expects that these provisions, coupled with lower store sales and margins, will result in an increase in area developer aggregate net losses in fiscal 1997 over the originally anticipated levels and over fiscal 1996 levels. See "Special Note Regarding Forward-Looking Statements" on page 12.

     The Company anticipates its financed area developers will continue to incur losses during a significant portion of their rapid expansion phase. The ability to recover such losses and the timing of such recovery will vary by area developer. Such recovery will depend upon, among other things, the reversal of the recent decline in store performance, increases in store revenue and profitability through continued product and service enhancements, completion of additional store development, which will require continued access to equity development capital, the level of debt and related fixed charges, lower investment overhead, greater economies of scale, the intensity of competition and the quality of management. There can be no assurance that such losses will be recovered. Although the Company believes its current financed area developers can achieve profitability, in the event the foregoing strategy does not come to fruition or an area developer otherwise fails to achieve a sufficient level of profitability subsequent to the completion of its rapid expansion phase, such event could have a material adverse impact on the Company's financial position and results of operations. See "Special Note Regarding Forward-Looking Statements" on page 12.

     As a general matter, the Company believes that the recent decline in store performance levels does not currently indicate a trend which would affect area developer loan recoverability; however, if such decline is more prolonged or severe than currently anticipated, it can be expected to adversely impact the Company's loan recoverability analysis. However, as a result of the recent decline in store performance, one or more of the Company's area developers may not generate sufficient store cash flow to pay royalties, interest on loans with the Company and franchise and other fees when due. Failure of any area developer to make such required payments will impact the Company's analysis of the recoverability of such area developer's loan and potentially result in the Company classifying such loan as impaired or establishing a provision for loan loss for such loan. In addition, any such prolonged decline in store performance, failure of any area developer to make required payments to the Company or the Company establishing loan loss provisions would negatively impact the Company's earnings and liquidity and may result in violations of certain financial covenants contained in the Company's senior credit facilities. In addition, the Company and its area developers are in the process of amending their loan agreements to extend the draw and repayment periods to correspond to the extended store development schedules reflecting the reduced rate of store development, which will delay liquidity resulting from the loan repayments. See "Special Note Regarding Forward-Looking Statements" on page 12.

     Area developer loans are typically convertible into a majority equity interest in the area developer at a conversion price set forth in the loan agreement, which is at a premium over the per unit price paid by investors in the area developer for their equity, after the expiration of a moratorium period, provided generally that the area developer has completed not less than 80% of its area development commitment, or in the event of certain defaults. Any determination to convert any area developer loan or otherwise acquire an equity interest in any area developer would involve a variety of economic and operational considerations, including the projected financial impact of converting the loan, the status of the area developer's market penetration, the performance of the area developer's stores, the Company's desire to own such stores and the willingness of the Company to incur the risk of owning such stores versus receiving income as a franchisor, lender, and service provider, the Company's ability to manage stores if necessary, the future capital requirements of the area developer and its ability to raise a portion of such capital, the demand on Company resources and the Company's desire to obtain operational and financial control over the area developer or a market. However, factors and circumstances unique to a specific transaction may also impact the Company's decision. In addition, any loan conversion or other acquisition of an equity interest in an area developer by the Company would not be indicative of whether the Company intended to, or would, convert or otherwise acquire an equity interest in any other area developer. There can be no assurance that the Company will exercise its future rights to acquire an equity interest in any area developer to which it provides financing or that such exercise will result in control of the area developer.

     In addition to providing financing to its area developers, the Company's capital requirements relate to continued development of its corporate infrastructure, which supports systemwide expansion, acquisition and development of Company stores, and funding commitments to PFCI and any future commitments to BMI. The Company has committed to provide PFCI a $17.0 million convertible secured loan. As of July 13, 1997, the Company had funded $8.9 million of its loan commitment to PFCI. Through the second quarter of 1997, the Company expended $7.6 million on its corporate infrastructure and $26.1 million for Boston Market and ENBC store acquisition and development, including acquisition of real estate. Through the second quarter of 1996, the Company expended $35.2 million on its corporate infrastructure and $26.3 million for store development, including acquisition of real estate. These capital expenditures have been partially offset with cash proceeds from selling ENBC company stores as a result of its store seeding practice. Through the second quarters of 1996 and 1997, ENBC generated $16.3 million and $3.6 million, respectively, from the sale of ENBC company stores to newly-formed area developers. Both the Company and ENBC have completed their store seeding programs; accordingly, neither the Company nor ENBC anticipates receiving cash proceeds in the future from the sale of stores to newly-formed area developers. In addition to this seeding program, the Company generated cash from financing land, building and equipment and from the sale of assets of $27.8 million and $7.0 million for the two quarters ended July 14, 1996 and July 13, 1997, respectively.

     The Company anticipates that it and its area developers will have a need for additional financing dependent primarily upon the number of stores opened, the cost of such stores, store operating results and potential modification of existing stores to integrate the offerings of fresh, chilled prepared foods. The Company anticipates the opening systemwide of 150 to 200 Boston Market Stores in fiscal year 1997 and 150 to 250 Boston Market Stores in fiscal year 1998. The Company's original development objective was to open approximately 300 stores in each such fiscal year. The reduction in the rate of store development will negatively impact earnings for fiscal 1997 and 1998. See "Special Note Regarding Forward-Looking Statements" on page 12.

     The Company currently has availability under its senior revolving credit facility. However, such facility contains a financial covenant requiring systemwide gross WPSA revenue of not less than $20,500 per accounting period. As a result of the change in the Company's marketing strategy, which is designed to reduce the level of customer discounts, the Company believes that a more relevant measure of store performance is net WPSA revenue. As such, the Company is currently in the process of discussing with the agent lenders under the senior credit facilities the modification of such covenant to reflect net WPSA revenue at levels consistent with recent store performance. The Company believes that based upon its initial conversations with the agent lenders it will be able to obtain the necessary modification of the covenant; however, there can be no assurance that such modification will be obtained. To the extent systemwide gross WPSA revenue drops below $20,500 and the Company is unable to obtain modification of the covenant, the Company will be in violation of the senior credit facilities. Any such violation would prohibit the Company from drawing on its revolving credit facility and, upon action of the required number of lenders, result in a default of the facilities agreement and an acceleration of the approximately $171 million outstanding principal balance under the Company's 1996 master lease facility. Any such acceleration would also permit holders of other senior and subordinated debt of the Company to exercise their remedies, which may include acceleration of their debt. See "Special Note Regarding Forward-Looking Statements" on page 12.

     The Company also expects that BMI, its area developers, franchisees, licensees, and/or joint venture partners, ENBC and its area developers, and PFCI will have need for additional financing. The Company's capital requirements depend primarily upon the amount and timing of borrowings under the loan agreements between the Company and its area developers, ENBC, BMI and PFCI. The Company, ENBC and the other aforementioned entities may seek additional funds from offerings of debt or equity securities. There can be no assurance that the Company, ENBC or such entities will be able to raise such funds on satisfactory terms when needed. See "Special Note Regarding Forward-Looking Statements" on page 12.

     On May 31, 1997, the Company, BMI and John Sun, a restaurant developer in Southeast Asia, agreed to extend, until June 1, 1998, the period during which such parties may negotiate and execute definitive agreements providing for BMI's development of Boston Market stores and Mr. Sun's sublicense from BMI of certain of such development rights. The extension resulted from Mr. Sun's desire to explore the possible opportunity to integrate the offerings of fresh, chilled prepared foods in Boston Market international stores and the Company's desire to focus, in the short-run, on its domestic business. The delay in international development has and will effect the amount of fees to be received by the Company from BMI and the cost and expenses incurred by the Company in connection with such development, which, in turn, will negatively impact earnings for 1997 and 1998. See "Special Note Regarding Forward-Looking Statements" on page 12.

     In addition, ENBC and its area developers have commenced their annual development planning process for 1998, which will take into account various factors, including changes in the competitive environment and the effect of the current pace of development on store operations and performance. As a result of such review, the rate of store development for ENBC and its area developers for 1998 relative to the current pace of store development may be reduced.

Recent Developments

     In August 1997, the Company purchased a portion of Messrs. Beck's and Nadhir's equity interest in PFCI and agreed to purchase the balance of their interests for a purchase price equal to their original cost plus an 8% interest factor, resulting in the Company currently owning an 85% equity interest in PFCI. The Company purchased the equity interests in PFCI in part because it believes there are significant additional opportunities in home meal replacement through the introduction of fresh, chilled prepared foods in Boston Market stores and because of PFCI's ownership of proprietary technology which could be useful in exploring those opportunities. In addition to the Company's acquisition of an equity interest in PFCI, the Company has purchased 16 Boston Market stores in the Denver metropolitan area for use in testing the introduction of fresh, chilled prepared foods in the Boston Market concept in an entire geographic market.

     Also in August 1997, the Company converted its loan to Mayfair Partners, L.P. ("Mayfair") into a majority equity interest in Mayfair, which added 53 Boston Market stores operating in Washington, D.C., northern Virginia and portions of Maryland to the Company store base. As of the date of conversion, total loan advances to Mayfair were $56 million. The Company desired to convert the Mayfair loan primarily to concentrate its ownership of stores in the northeast portion of the United States and to gain operational and financial control over the business and the market. Mayfair's waiver of the loan conversion moratorium was the result of arms' length negotiations between the Company and Mayfair.

     Finally, in August 1997, the Company purchased the remaining equity interests in Mid-Atlantic, resulting in Mid-Atlantic becoming a wholly-owned subsidiary of the Company.

     These transactions will be accounted for as purchases, and accordingly, the purchase prices will be allocated to identified assets and liabilities based upon their values at the date of the respective transaction, which will result in a portion of the purchase prices being allocated to goodwill. In addition, given recent store performance levels and other factors, the Company expects these transactions to have a negative impact on the Company's earnings.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The information set forth under Note 7 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting was held on May 13, 1997. Each of the Company's current directors was re-elected. The votes cast for and withheld from each such director were as follows:

     Director                  For       Withheld
     --------                  ---       --------

     Scott A. Beck          57,507,712   248,811
     Dean L. Buntrock       57,506,638   249,885
     Mark R. Goldston       57,508,273   248,250
     Arnold C. Greenberg    57,508,188   248,335
     J. Bruce Harreld       57,487,291   269,232
     M Howard Jacobsen      57,508,016   248,507
     Peer Pedersen          57,506,247   250,276
     Mark W. Stephens       57,508,278   248,245
     Laurence M. Zwain      57,507,553   248,970

     Also at the annual meeting, a proposal to approve an amendment to the Company's 1995 Employee Stock Option Plan was approved. The votes cast for and against this proposal, and the number of abstentions and broker non-votes with respect to this proposal, were as follows:

                  Amendment of 1995 Employee Stock Option Plan
                  --------------------------------------------

         For              Against           Abstentions       Broker Non-Votes
         ---              -------           -----------       ----------------
      37,983,798         19,437,946           135,034            1,199,196


Item 6.  Exhibits and Reports on Form 8-K

     A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

     B. Reports on Form 8-K: The Company filed one report on Form 8-K during the quarter ended July 13, 1997, which report was dated June 25, 1997 (the "Form 8-K"). The Form 8-K reported under Item 5 (Other Events) that the Company and its area developers expected to open a total of 150 - 200 new Boston Market stores during 1997 and a total of 150 - 250 new stores during 1998, a decrease from the original objective of 300 stores per year, which decrease would negatively impact earnings expectations in 1997 and 1998. The Form 8-K also reported under Item 5 (Other Events) that the Company (i) was transitioning its marketing strategy to refocus on its core dinner business, (ii) was reducing couponing and media spending, (iii) was seeing sales weakness in Boston Market store performance for the second quarter of 1997, and (iv) anticipated during the marketing strategy transition period store performance would to be choppy.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BOSTON CHICKEN, INC.


Date:   August 26, 1997                       /s/ Scott A. Beck
                                  ----------------------------------------------
                                                  Scott A. Beck
                                  Chairman of the Board, Chief Executive Officer
                                                  and President


Date:   August 26, 1997                       /s/ Mark W. Stephens
                                  ----------------------------------------------
                                                  Mark W. Stephens
                                          Vice Chairman and Chief Financial
                                        Officer (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                                     Sequential
                                                                                     ----------
Exhibit                                                                                 Page
-------                                                                                 ----
Number                                   Exhibits                                      Number
------                                   --------                                      ------
  4.1     Indenture dated as of April 28, 1997 by and between the Company and
          Bankers Trust Company, as Trustee, which includes as an Exhibit the form of Debenture for the Company's 7 3/4% Convertible Subordinated
          Debentures due 2004 (the "7 3/4% Debenture Indenture") (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form
          10-Q for the quarter ended April 20, 1997).

  4.2 Amendment to 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form
          10-Q for the quarter ended April 20, 1997).

  10.1 Second Amendment dated April 29, 1997 to Secured Credit Agreement dated as of May 17, 1996 ("ENBC Secured Credit Agreement") among ENBC, the Lenders named therein, and Bank of America Illinois, as Agent
          (incorporated by reference to Exhibit 10.5(c) to ENBC's 1997 annual report on Form 10-K/A) (Exchange Act File No. 0-21097).

  10.2    Third Amendment dated May 20, 1997 to ENBC Secured Credit Agreement
          (incorporated by reference to Exhibit 10.2 to ENBC's Quarterly Report on Form 10-Q for the quarter ended April 20, 1997) (Exchange Act File
          No. 0-21097).

  10.3    Fourth Amendment dated August 11, 1997 to ENBC Secured Credit
          Agreement (incorporated by reference to Exhibit 10.3 to ENBC's
          Quarterly Report on Form 10-Q for the quarter ended July 13, 1997)
          (Exchange Act File No. 0-21097).

  10.4    Indenture dated as of May 29, 1997 by and between ENBC and Bankers
          Trust Company, as Trustee, which includes as Exhibits the forms of Debenture for ENBC's 7 1/4% convertible subordinated debentures due
          2004 (incorporated by reference to Exhibit 4.1 to ENBC's Current
          Report on Form 8-K dated as of May 22, 1997 (Exchange Act File No. 0-
          21097).

  10.5    7 3/4% Debenture Indenture (included in Exhibit 4.1).

  11      Statement re Computation of Earnings Per Share.

  27      Financial Data Schedule.


                                  Exhibit - 1