Form 10-Q
period 1997-10-05
BOSTON CHICKEN INC
filed 1997-11-19
CIK 894751

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 5, 1997

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

Number of shares of Common Stock, $.01 par value per share, outstanding as of November 7, 1997: 71,385,057

                             BOSTON CHICKEN, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION                                                              Page No.
          Item 1.  Financial Statements

               Consolidated Balance Sheets as of December 29, 1996 and
               October 5, 1997...................................................................2

               Consolidated Income Statements for the quarter and three quarters ended
               October 6, 1996 and October 5, 1997...............................................3

               Consolidated Statements of Cash Flows for the three quarters ended
               October 6, 1996 and October 5, 1997...............................................4

               Notes to Consolidated Financial Statements........................................5

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........................................13

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings............................................................19

          Item 6.  Exhibits and Reports on Form 8-K.............................................19

          Signature Page........................................................................20

          Exhibit Index.................................................................Exhibit -1

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                        December 29,               October 5,
                                                                            1996                      1997
                                                                    -------------------      -------------------
  ASSETS                                                                                          (Unaudited)
  ------
Current Assets:
  Cash and cash equivalents....................................              $  100,800               $  113,725
  Accounts receivable, net.....................................                  22,438                   25,317
  Due from affiliates..........................................                  10,246                   13,748
  Inventories..................................................                   2,585                    5,753
  Prepaid expenses and other current assets....................                   1,465                    1,952
  Deferred income taxes........................................                   8,928                    1,631
                                                                    -------------------      -------------------
     Total current assets......................................                 146,462                  162,126
Property and Equipment, net....................................                 334,748                  430,345
Notes Receivable - Boston Chicken, Inc.........................                 654,432                  788,442
Notes Receivable - Einstein/Noah Bagel Corp....................                 146,087                  304,180
Deferred Financing Costs, net..................................                  13,361                   22,149
Goodwill, net..................................................                 190,439                  335,454
Other Assets, net..............................................                  58,087                   85,139
                                                                    -------------------      -------------------
     Total assets..............................................              $1,543,616               $2,127,835
                                                                    ===================      ===================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current Liabilities:
  Accounts payable.............................................              $   40,430               $    8,419
  Accrued expenses.............................................                  33,817                   42,595
  Other current liabilities....................................                   2,730                   23,319
  Deferred franchise revenue...................................                  10,656                    3,500
                                                                    -------------------      -------------------
     Total current liabilities.................................                  87,633                   77,833
Deferred Franchise Revenue.....................................                   7,740                    6,228
Convertible Subordinated Debt - Boston Chicken, Inc............                 129,841                  417,020
Convertible Subordinated Debt - Einstein/Noah Bagel Corp.......                       -                  125,000
Liquid Yield Option Notes......................................                 182,613                  193,925
Deferred Income Taxes..........................................                  40,216                   39,237
Other Noncurrent Liabilities...................................                   6,292                    4,930
Minority Interests.............................................                 153,441                  189,016
Commitments and Contingencies
Stockholders' Equity:
  Preferred Stock----$.01 par value; authorized  20,000,000
   shares; no shares issued and outstanding....................                       -                        -
  Common Stock----$.01 par value; authorized 480,000,000
   shares; issued and outstanding: 64,245,868 in 1996
    and 71,318,032 in 1997.....................................                     642                      713
  Additional paid-in capital...................................                 827,611                  916,696
  Retained earnings............................................                 107,587                  157,237
                                                                    -------------------      -------------------
                                                                                935,840                1,074,646
                                                                    -------------------      -------------------
     Total liabilities and stockholders' equity................              $1,543,616               $2,127,835
                                                                    ===================      ===================

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                             Three
                                                             Quarter Ended               Quarters Ended
                                                        ------------------------    ------------------------
                                                        October 6,    October 5,    October 6,    October 5,
                                                           1996          1997          1996          1997
                                                        ----------    ----------    ----------    ----------
Revenue:
  Company-operated stores.............................   $28,664       $ 57,804      $ 55,402      $165,982
  Royalties and franchise-related fees................    30,124         28,999        83,395       107,749
  Interest income.....................................    15,522         24,023        47,421        70,455
                                                         -------       --------      --------      --------
    Total revenue.....................................    74,310        110,826       186,218       344,186
Cost and Expenses:
  Cost of products sold...............................    10,567         21,154        20,515        61,379
  Salaries and benefits...............................    12,862         21,593        29,699        66,806
  General and administrative..........................    31,368         36,520        58,084        98,575
                                                         -------       --------      --------      --------
    Total cost and expenses...........................    54,797         79,267       108,298       226,760
                                                         -------       --------      --------      --------
Income from Operations................................    19,513         31,559        77,920       117,426
Other Income (Expense):
  Interest expense, net...............................    (3,803)       (10,782)      (10,138)      (27,322)
  Gain (loss) on sale of subsidiary's stock...........    14,778           (130)       14,778           (48)
  Other income (expense), net.........................         4            (43)          316         1,598
                                                         -------       --------      --------      --------
    Total other income (expense)......................    10,979        (10,955)        4,956       (25,772)
                                                         -------       --------      --------      --------
Income Before Income Taxes and Minority Interest......    30,492         20,604        82,876        91,654
Income Taxes..........................................    11,194         10,257        30,992        38,199
Minority Interest in (Earnings) Loss of Subsidiaries..    (1,998)           617        (3,019)       (3,805)
                                                         -------       --------      --------      --------
Net Income............................................   $17,300       $ 10,964      $ 48,865      $ 49,650
                                                         =======       ========      ========      ========

Net Income Per Common and
 Equivalent Share.....................................   $  0.26       $   0.16      $   0.74      $   0.73
                                                         =======       ========      ========      ========
Weighted Average Number of Common
 and Equivalent Shares Outstanding....................    67,416         69,562        66,091        68,294
                                                         =======       ========      ========      ========

       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                            Three Quarters Ended
                                                                                         --------------------------
                                                                                         October 6,     October 5,
                                                                                            1996           1997
                                                                                         -----------    -----------
Cash Flows from Operating Activities:
Net income...........................................................................    $    48,865    $    49,650
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization......................................................         15,559         30,962
  Interest on liquid yield option notes..............................................         10,542         11,338
  Loss (gain) on sale of subsidiary's stock..........................................        (14,778)            48
  Deferred income taxes..............................................................        (21,843)         6,318
  Minority interest..................................................................          3,019          3,805
  Loss (gain) on disposal of assets..................................................           (160)           423
  Changes in assets and liabilities, excluding effects from acquisitions:
    Accounts receivable and due from affiliates......................................         (3,877)        (4,765)
    Accounts payable, accrued expenses and other current liabilities.................          7,776        (29,944)
    Deferred franchise revenue.......................................................          2,713         (8,668)
    Other assets and liabilities.....................................................          1,175        (15,387)
                                                                                         -----------    -----------
      Net cash provided by operating activities......................................         48,991         43,780
                                                                                         -----------    -----------
Cash Flows from Investing Activities:
  Purchase of property and equipment.................................................        (92,351)       (36,704)
  Proceeds from the sale of assets...................................................         58,996         12,142
  Purchase of other assets...........................................................         (4,566)        (8,655)
  Issuance of notes receivable.......................................................     (1,013,570)    (1,067,431)
  Repayments of notes receivable.....................................................        630,064        648,420
                                                                                         -----------    -----------
      Net cash used in investing activities..........................................       (421,427)      (452,228)
                                                                                         -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock.............................................        110,833          9,479
  Proceeds from issuance of subsidiary's common stock................................         59,902         10,350
  Proceeds from the issuance of convertible subordinated notes.......................              -        412,500
  Increase in deferred financing costs...............................................         (5,681)       (10,956)
  Proceeds from revolving credit facilities..........................................         32,660        283,200
  Repayments of revolving credit facilities..........................................        (76,356)      (283,200)
                                                                                         -----------    -----------
      Net cash provided by financing activities......................................        121,358        421,373
                                                                                         -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents.................................       (251,078)        12,925
Cash and Cash Equivalents, beginning of period.......................................        310,436        100,800
                                                                                         -----------    -----------
Cash and Cash Equivalents, end of period.............................................    $    59,358    $   113,725
                                                                                         ===========    ===========

       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

  The consolidated financial statements have been prepared by Boston Chicken, Inc. (the "Company") and are unaudited except for the consolidated balance sheet at December 29, 1996 and notes related thereto. The financial statements and notes thereto have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of October 5, 1997 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K/A for the year ended December 29, 1996. The consolidated results of operations for the quarter and three quarters ended October 5, 1997 are not necessarily indicative of the results expected for the full year.

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

  In August 1997, the Company converted its loan to Mayfair Partners, L.P. ("Mayfair") into a majority equity interest in Mayfair. The Mayfair transaction added 53 Boston Market stores, operating in Washington, D.C., northern Virginia and portions of Maryland to the Company store base. As of the date of the transaction, total loan advances to Mayfair were $56.0 million. As part of this transaction, the Company assumed approximately $10.0 million in liabilities owed to third parties. The transaction has been accounted for as a purchase, and, accordingly, the purchase price was allocated to identified assets and liabilities based upon their fair values at the date of the transaction, resulting in goodwill of approximately $54.0 million (based upon a preliminary allocation), which is being amortized over a 35-year life. The operating results of Mayfair are included in consolidated net income from the date of acquisition.

  In August 1997, the Company purchased from Saad Nadhir, the Company's Co-Chairman of the Board and Chief Executive Officer and Scott Beck, the Company's Co-Chairman and President, approximately an 85% equity interest in Progressive Food Concepts, Inc. ("PFCI") for $2.0 million in cash and notes for approximately $6.4 million. The purchase price was equal to their original cost for such interests in PFCI plus an 8% interest factor. Messrs. Beck and Nadhir also granted to the Company an option to acquire the balance of their interests in PFCI for a purchase price equal to their original cost for such interests in PFCI plus an 8% interest factor. As part of this transaction, the Company assumed approximately $1.0 million in liabilities owed to third parties. The transaction has been accounted for as a purchase, and, accordingly, the purchase price was allocated to identified assets and liabilities based upon their fair values at the date of the transaction, resulting in goodwill of approximately $4.7 million (based upon a preliminary allocation), which is being amortized over a 35-year life. The operating results of PFCI are included in consolidated net income from the date of acquisition.

  The Company purchased, in two separate transactions, 20 Boston Market stores in the Denver metropolitan area for use in testing the expanded Boston Market concept currently being tested in Charlotte, North Carolina in an entire geographic area. The Company issued 1,431,066 shares of its common stock, with an aggregate market value at the time of issuance of approximately $18.3 million, for these assets.

  Finally, in August 1997, the Company purchased the remaining equity interests in Mid-Atlantic Restaurant Systems, L.P. ("Mid-Atlantic"), resulting in Mid-Atlantic becoming a wholly-owned subsidiary of the Company. The Company issued 298,037 shares of its common stock, with an aggregate market value at the time of issuance of approximately $3.9 million, for the equity interests.

  The following represents the unaudited pro forma results of operations for the three quarters ended October 5, 1997 as if the purchase transactions described above had occurred at the beginning of the Company's fiscal year (in thousands of dollars, except per share data):

        Revenue..................             $420,577
        Net income...............             $ 38,659
        Net income per share.....             $   0.56

3.  Area Developer Financing

  The Company currently offers convertible and non-convertible secured debt financing to Boston Market area developers to partially finance store development and working capital needs. Area developer financing generally requires the developer to expend at least 75% of its contributed capital toward developing stores prior to drawing on its revolving loan facility provided by the Company, with advances permitted in a predetermined maximum amount, generally equal to three to four times the amount of the area developer's contributed capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable in periodic installments. The Company may extend the draw and repayment periods, subject to the area developer purchasing additional development rights, contributing additional capital, or in connection with other amendments to the loan agreement. As a result of amendments to extend the time period during which area developers are required to open stores under their development agreements, the Company and its area developers have amended their loan agreements to extend the draw and repayment periods. Upon expiration of the draw periods (which range from 1999 to 2006), the loans convert to term loans payable in periodic installments over periods ranging from two to seven years, in some cases with a balloon payment upon maturity, with an average repayment period of approximately five years. Interest is set at the applicable reference rate of Bank of America National Trust and Savings Association as established from time to time (8.5% at October 5, 1997, an average rate of 8.5% for the quarter ended October 5, 1997, and an average rate of 8.42% for the three quarters ended October 5, 1997) plus 1%, and is payable each four-week period. The loan is secured by a pledge of substantially all of the assets of the area developer and generally by a pledge of the equity interests of the owners of the area developer.

  Einstein/Noah Bagel Corp. ("ENBC") offers secured debt financing to its area developers to partially finance store development and working capital needs on terms similar to those offered by the Company to Boston Market area developers.

  (a)  Loan Conversion Option

  The Company may convert all or any portion of the convertible loan amount after a moratorium period (generally two years from execution or subsequent amendment of the loan) and generally after the area developer has completed not less than 80% of its area developer commitment or in the event of the defaults set forth below and generally up to the later of full repayment of the loan or a specified date in the agreement, into equity in the area developer at the conversion price set forth in the loan agreement negotiated at arm's length with each area developer, which is at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. In October 1997, in connection with amending its senior secured credit facilities (see Note 4), the Company received from a majority of its area developers a waiver of the moratorium period. Default provisions contained in the area developer loans typically include default in payment of principal and interest, breach of a representation, warranty or any covenant contained in the loan agreement or security instruments, bankruptcy or a bankruptcy-related act of the borrower, resignation or termination of key management personnel, default under the area development agreement, termination of three or more franchise agreements, dissolution or liquidation, material adverse change in financial condition, default of other indebtedness, the master lease, sublease or any real estate lease, a judgment in excess of $100,000 (not satisfied, vacated or covered by insurance) and the invalidity or termination of any security instrument. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire, at the loan conversion price, the amount of additional equity it could have acquired by conversion of the loan, had the loan been fully drawn. On average, upon conversion or exercise of the option, the Company would own approximately an 80% interest in each of its area developers.

  ENBC's loan agreements with its area developers contain conversion and option features similar to the Company's loan agreements with its Boston Market area developers. On average, upon conversion or exercise of the option, ENBC would own approximately a 77% interest in each of its area developers.

  (b)  Commitments to Extend Area Developer Financing

  The following tables summarize loan commitments, loan availability, outstanding loan balances (included in Notes Receivable on the Company's balance sheets) and contributed capital for Boston Market and ENBC area developers (in thousands of dollars, except number of area developers):

                                                                     December 29,               October 5,
                                                                         1996                      1997
                                                                    ---------------           ---------------
BOSTON MARKET:
-------------
Number of area developers receiving financing.............                       15                        14
Loan commitments..........................................                $ 838,043                  $825,025
Loan availability.........................................                 (190,778)                  (55,406)
                                                                          ---------                  --------
Loans outstanding (included in Notes Receivable)..........                $ 647,265                  $769,619
                                                                          =========                  ========
Contributed capital.......................................                $ 286,413                  $279,557
                                                                          =========                  ========

                                                                     December 29,               October 5,
                                                                         1996                      1997
                                                                    ---------------           ---------------
ENBC:
----
Number of area developers receiving financing*............                       11                         5
Loan commitments..........................................                $ 283,200                  $359,900
Loan availability.........................................                 (142,446)                  (59,156)
                                                                          ---------                  --------
Loans outstanding (included in Notes Receivable)..........                $ 140,754                  $300,744
                                                                          =========                  ========
Contributed capital.......................................                $  75,765                  $109,126
                                                                          =========                  ========

  *During the first three quarters of 1997, one area developer was formed and several area developers merged, reducing the number of area developers receiving financing from 11 to five.

  The following tables summarize area developer financing activity of Boston Market and ENBC area developers (in thousands of dollars):

                                                                       Three Quarters Ended
                                                                -----------------------------------
                                                                 October 6,              October 5,
                                                                    1996                    1997
                                                                -------------            ----------
Boston Market:
--------------
Area developer loan balances, beginning of year.............    $     411,418            $  647,265
Additional loan advances....................................          710,874               760,211
Loan repayments.............................................         (490,362)             (501,838)
Loans converted into equity or eliminated in consolidation..          (35,400)             (136,019)
                                                                -------------            ----------
Area developer loan balances, end of quarter................    $     596,530            $  769,619
                                                                =============            ==========
                                                                June 17, 1996
                                                                  (date of
                                                                  ENBC loan                Three
                                                                 conversion)              Quarters
                                                                   through                 Ended
                                                                 October 6,              October 5,
                                                                    1996                    1997
                                                                -------------            ----------
ENBC:
-----
Area developer loan balances, beginning of period...........    $      41,224            $  140,754
Loan advances...............................................           82,327               299,808
Loan repayments.............................................          (22,821)             (139,818)
                                                                -------------            ----------
Area developer loan balances, end of quarter................    $     100,730            $  300,744
                                                                =============            ==========

  The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, area developers draw and repay amounts to optimize cash management.

  (c)  Credit Risk and Allowance for Loan Losses

   Two Boston Market area developers accounted for approximately 15% and 12% of the Boston Market area developers' notes receivable balance at October 5, 1997 and no other Boston Market area developer individually accounted for 10% or more of such notes receivable balance as of such date. The five ENBC area developers accounted for approximately 26%, 24%, 20%, 16%, and 14%, respectively, of the ENBC area developers' notes receivable balance at October 5, 1997.

  The allowance for Boston Market and ENBC financed area developers' loan losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of use of loan proceeds, adherence to store development schedules, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors that management deems relevant at the time. Based upon this review and analysis, no allowance for loan losses was required as of December 29, 1996 and October 5, 1997. There can be no assurance, however, that such review and analysis will not result in a provision for loan losses in any future quarter.

  The following tables set forth certain combined audited financial information as of the dates indicated provided annually to the Company by Boston Market financed area developers. During 1995, six financed area developers were formed, and their data have been included in the table for 1995 from the dates of their respective formation. During 1996, two financed area developers were formed, and their data have been included in the table for 1996 from the dates of their respective formation, and two financed area developers combined with two other financed area developers with geographically contiguous territories. The table excludes Mid-Atlantic and New Jersey Rose, L.L.C. for both years and BCNY for 1996, the loans to which have been converted into equity or eliminated in consolidation (in thousands, except number of financed area developers and store data):

                                                                December 31,             December 29,
                                                                    1995                     1996
                                                                ------------             ------------
Boston Market Financed Area Developers:
---------------------------------------
Total number of financed area developers......................       15                       14
Total number of financed area developer stores open...........      627                      841

Balance sheet data:
  Total gross assets..........................................  $    513,926             $    640,534
  Total debt:
    To the Company............................................       372,071                  555,105
    To third parties (including capital lease obligations)....        14,456                   23,797
Total other liabilities (including trade payables)............       105,129                  105,635
Total stockholder/partner/member deficit......................        (9,891)                (102,754)
                                                                          Fiscal Year Ended
                                                                -------------------------------------
                                                                December 31,             December 29,
                                                                    1995                     1996
                                                                ------------             ------------
Statement of operations data:
  Gross revenue...............................................  $    491,341             $    865,082
  Income (loss) from continuing operations....................      (148,338)                (156,505)

Statement of cash flows data:
  Cash flows from (used in) operating activities..............  $    (76,926)            $   (128,819)
  Cash flows from (used in) investing activities..............      (193,100)                 (82,307)
  Cash flows from (used in) financing activities..............       269,746                  212,366
                                                                ------------             ------------
    Net change in cash........................................  $       (280)            $      1,240
                                                                ============             ============

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

                                                                December 31,             December 29,
                                                                    1995                     1996
                                                                ------------             ------------
ENBC Financed Area Developers:
------------------------------
Total number of financed area developers......................        2                       11
Total number of financed area developer stores open...........       13                      301

Balance sheet data:
  Total gross assets..........................................  $      9,262             $    221,156
  Total debt:
    To ENBC...................................................         3,538                  140,754
    To third parties..........................................           -                        -
Total other liabilities (including trade payables)............         3,011                   37,033
Total partner/member equity...................................         2,676                   33,847
                                                                          Fiscal Year Ended
                                                                -------------------------------------
                                                                December 31,             December 29,
                                                                    1995                     1996
                                                                ------------             ------------
Statement of operations data:
  Gross revenue...............................................  $        768             $    109,940
  Income (loss) from continuing operations....................        (1,324)                 (40,592)

Statement of cash flows data:
  Cash flows from (used in) operating activities..............  $      1,616             $    (16,382)
  Cash flows from (used in) investing activities..............        (8,064)                (187,955)
  Cash flows from (used in) financing activities..............         7,038                  205,756
                                                                ------------             ------------
    Net change in cash........................................  $        590             $      1,419
                                                                ============             ============

4.  Debt

  In April 1997, the Company issued $287.5 million of 7-3/4% convertible subordinated debentures due May 1, 2004. Interest is payable semi-annually on May 1 and November 1 of each year beginning November 1, 1997. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of $26.70 per share, subject to adjustments under certain conditions. The debentures may be redeemed at the option of the Company beginning May 1, 2000, initially at 104.43% of their principal amount and at declining prices thereafter, plus accrued interest. In addition, the Company is required, as of 40 business days after the occurrence of a Change in Control (as defined in the indenture relating to the debentures) to purchase all or any part of any debenture at the option of the debenture holder.

  In May 1997, ENBC issued $125.0 million of 7-1/4% convertible subordinated debentures due June 1, 2004. Interest is payable semi-annually on June 1 and December 1 of each year beginning December 1, 1997. The debentures are convertible at any time prior to maturity into shares of ENBC's common stock at a conversion rate of $21.25 per share, subject to adjustments under certain conditions. The debentures may be redeemed at the option of ENBC beginning June 1, 2000, initially at 104.14% of their principal amount and at declining prices thereafter, plus accrued interest. In addition, ENBC is required, as of 40 business days after the occurrence of a Change in Control (as defined in the indenture relating to the debentures) to purchase all or any part of any debenture at the option of the debenture holder.

  As of October 5, 1997, the Company's senior lenders amended the Company's senior secured credit facilities to, among other things, modify the financial covenants, collateral and availability under the facilities. The revised financial covenants use systemwide performance measures which reflect current levels of Boston Market store performance, including systemwide average weekly net sales, systemwide store cashflow and systemwide overhead. In connection with the amendment to its senior credit facilities, the Company was required to (i) pledge to the lenders additional collateral, (ii) amend its secured loan agreements with a majority of its area developers to terminate the conversion moratorium period and (iii) limit to $10 million the Company's use of cash consideration in any acquisition of BC Equity Funding, L.L.C. ("BCEF") and Market Partners, L.L.C. Subject to compliance with the revised financial covenants, the amended revolving credit facility provides for a maximum commitment of $85 million, none of which is currently outstanding.

5.   Royalties and Franchise Related Fees

  Royalties and franchise related fees are comprised of the following (in thousands of dollars):

                                                            Quarter Ended                    Three Quarters Ended
                                                  -------------------------------     -------------------------------
                                                     October 6,        October 5,        October 6,        October 5,
                                                        1996              1997              1996              1997
                                                  --------------  ---------------     -------------   ---------------
Royalties.....................................        $14,159           $14,757           $40,519          $ 50,921
Lease and real estate services income.........          7,000             7,331            20,255            24,022
Initial franchise and area developer fees.....          5,978             3,373            13,255            15,448
Software license and maintenance fees.........          2,858             3,538             9,238            17,358
Other.........................................            129                 -               128                 -
                                                  -------------   ---------------     -------------   ---------------
                                                      $30,124           $28,999           $83,395          $107,749
                                                  =============   ===============     =============   ===============

6.   Commitments

  Through October 5, 1997, BCEF had invested an aggregate of approximately $57.0 million in certain Boston Market area developers in the form of 10% cumulative preferred equity, redeemable by the area developers at a premium initially equal to 10% of the initial issue price, to be increased by 2% each year up to a maximum of 20% of the initial issue price plus accrued dividends (the "Redemption Price"). In the event the Company's conversion and option rights under its secured loan agreement with any of these area developers expire unexercised and the Company does not consent to an area developer's request to undertake a firm commitment underwritten public offering of the stock of such area developer, the Company has agreed to purchase the preferred equity of such area developer from BCEF at the Redemption Price.

  Through October 5, 1997, Bagel Store Development Funding, L.L.C. ("Bagel Funding") had invested an aggregate of approximately $90.0 million in ENBC's area developers in the form of common equity. ENBC is obligated to purchase Bagel Funding's equity interest in an area developer at a formula price in the event that the area developer fails to fulfill its obligation to redeem such interests at such price in any one of the following circumstances: (i) ENBC converts its loan into or otherwise acquires a majority equity interest in the area developer; (ii) ENBC does not consent to the area developer's request to undertake a firm commitment underwritten public offering of stock of the area developer after ENBC's conversion and option rights under its loan agreement with the area developer have expired unexercised; or (iii) ENBC does not consent to the area developer's request to terminate the area developer's area development and franchise agreements with ENBC after ENBC's conversion and option rights under its loan agreement with the area developer have expired unexercised.

7.   Contingencies

  The Company, three of the Company's directors and an officer (the "Individual Defendants"), and certain investment banking firms which had underwritten securities offerings by the Company (the "Underwriter Defendants") are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado (the "federal proceeding"). The federal proceeding is comprised of separate actions that were consolidated into one action for pre-trial purposes on August 8, 1997. The Company, the Individual Defendants, the Underwriter Defendants and Arthur Andersen, L.L.P., the Company's independent public accountants, are defendants in a separate class action lawsuit filed in Jefferson County District Court in the State of Colorado (the "state proceeding"). The state proceeding is comprised of two separate actions that were consolidated into one action on November 13, 1997. Also on November 13, 1997, the judge in the state proceeding agreed to stay the state proceeding until resolution of the federal proceeding. The complaints in the federal proceeding and the state proceeding allege, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as certain similar provisions of Colorado state securities statutes. The plaintiffs are seeking, among other things, (i) to certify each of the complaints as a class action on behalf of all persons who purchased common stock of the Company during the purported class period, (ii) an award of unspecified compensatory damages, interests and costs to all members of the purported class and (iii) equitable relief permitted by law, equity or federal or state statutes. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations made in such complaints.

  ENBC, certain of its executive officers and directors and the underwriters in ENBC's initial public offering are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado. The lawsuit is comprised of separate actions that were consolidated into one action for pre-trial purposes on September 2, 1997. ENBC and the other defendants are also defendants in a class action lawsuit filed in state court in Jefferson County Colorado. The complaints allege, among other things, that ENBC and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder, as well as certain similar provisions of Colorado state securities statutes. In each case, the plaintiffs are seeking, among other things, (i) to certify their complaint as a class action on behalf of all persons who purchased the common stock of ENBC during the purported class period, (ii) an award of unspecified compensatory damages, interest and costs to all members of the purported class and (iii) equitable relief permitted by law, equity or federal or state statutes. ENBC believes that all of the complaints are without merit and intends to vigorously defend against the allegations made in such complaints.

  The Company is subject to various other lawsuits, claims, and other legal matters in the course of conducting its business, including its business as a franchisor. The Company believes that the outcome of such other lawsuits, claims, and other legal matters will not have a material impact on the Company's consolidated financial position or results of operations.

8.   Earnings Per Share

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The pro forma earnings per share for the quarter and three quarters ended October 6, 1996 and October 5, 1997, utilizing the requirements of SFAS No. 128 are as follows:

                                              Quarter Ended                   Three Quarters Ended
                                     ------------------------------     ------------------------------
                                       October 6,       October 5,        October 6,       October 5,
                                          1996             1997              1996             1997
                                     -------------    -------------     -------------    -------------

     Basic earnings per share.......     $0.27            $0.16             $0.78            $0.75
     Diluted earnings per share.....     $0.25            $0.16             $0.73            $0.72

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Boston Chicken, Inc. (the "Company"), Einstein/Noah Bagel Corp. ("ENBC") and their area developers, franchisees, and licensees, Boston Market(r) stores, Einstein Bros.(R) Bagels and Noah's New York Bagels(R) stores, and Progressive Food Concepts, Inc. ("PFCI") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: store performance; competition; success of operating initiatives; development and operating costs; area developers' adherence to development schedules; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations, and terms of sites for store development; changes in business strategy; changes in development plans; availability and cost of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. The cautionary statements made pursuant to the Act below and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "anticipates", "intends", or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.

  All forward-looking statements relating to the proposed transition to a Company-owned structure discussed herein are subject to, among other things, various board, special committee and regulatory approvals, and negotiation of definitive agreements on acceptable terms. There can be no assurance that the transition to a Company-owned structure will be achieved.

General

  On October 29, 1997, the board of directors of the Company recommended that the Company change to a structure in which Boston Market stores are owned by the Company instead of being owned by financed area developers. The board of directors' recommendation to change to a Company-owned structure was based primarily upon their determination that a simplified organizational structure would (i) provide a clearer path of control to management in the field, which could yield greater management effectiveness, (ii) facilitate the Company's ability to form and deploy expansion capital, (iii) result in annual tax savings to the system and (iv) unencumber the Company's ability to deliver products under the Boston Market brand into alternative distribution channels. The board of directors further recommended that becoming a Company-owned system could be best achieved by the Company first acquiring BC Equity Funding, L.L.C. ("BCEF") and Market Partners, L.L.C. ("Market Partners"), which hold preferred equity interests in many of the Company's 14 area developers. The terms of such preferred equity interests generally require the area developer to redeem such interests (including accrued dividends and redemption premiums) for cash upon the occurrence of certain events, including the acquisition by the Company of a majority equity interest in the area developer. BCEF and Market Partners have invested an aggregate of approximately $132 million in the Company's financed area developers and have accrued dividends through October 5, 1997 of approximately $15 million. The board of directors has appointed a special committee (the "Special Committee") of independent directors to determine whether transactions with BCEF and Market Partners would be in the best interests of stockholders of the Company. The Special Committee has been authorized to negotiate such transactions with BCEF and Market Partners if it deems such action to be an appropriate step. The Company has been advised by the Special Committee that the Special Committee is attempting to complete its assignment by the end of 1997. If an agreement is reached with

BCEF and Market Partners, the Company may seek to acquire the remaining equity interests in each of its area developers. The Company expects that the proposed transactions could result in potentially significant legal, financial advisory and accounting fees being paid by the Company. See "Special Note Regarding Forward-Looking Statements" on page 13.

  The proposal to move to a Company-owned structure pursuant to the transactions outlined above will significantly impact the Company's results of operations and financial position. For example, at the point, if any, in which the acquisition of BCEF and Market Partners becomes probable, the Company would begin recognizing, in a single line item on its consolidated income statement, the net losses of the area developers in which BCEF and Market Partners have preferred equity interests. The Company would continue to charge such area developers royalties, franchise and related fees and interest but would no longer recognize these payments as revenue. The area developers' net losses recognized by the Company would be correspondingly reduced by the amount of the royalties, franchise and related fees and interest not recognized by the Company. Further, if agreement is reached with BCEF and Market Partners, the Company may seek to obtain the remaining equity interests in each of its area developers. Upon obtaining a majority equity interest in each such area developer, the Company would consolidate the area developers' results of operations and financial position into its financial statements, resulting in the revenue historically generated by the Company as lender, franchisor and service provider being replaced with revenue and operating expenses from store operations. Finally, any transaction or series of transactions in which the Company acquires its area developers would result in the Company recording a substantial amount of store-related fixed assets and goodwill. The Company expects that if the proposed transactions are completed and the Company acquires the stores in the Boston Market system that it does not currently own, the Company would report positive consolidated systemwide cashflow in 1998. However, due primarily to significant depreciation charges associated with an increased Company-store base and significant goodwill amortization charges which would result from the transactions, the Company would expect to report a net loss in 1998. See "Special Note Regarding Forward-Looking Statements" on page 13.

  The probability and timing of the proposed transactions are uncertain. However, to the extent the transactions are consummated, they will have a material impact on the Company's financial statements and will significantly affect the comparability of the Company's results of operations to prior reporting periods. The Company believes that consolidated systemwide cashflow will be less affected by these transactions than will the Company's results of operations. Consolidated systemwide cashflow consists of earnings before income taxes, depreciation and amortization expenses and financing expenses for the Boston Market system and the systemwide cashflow generated by ENBC included in the Company's results of operations. The Company's current objective is to achieve consolidated systemwide cashflow for fiscal 1998 of between $110 million and $130 million. See "Special Note Regarding Forward-Looking Statements" on page 13.

  Consolidated systemwide cashflow is dependent upon a number of factors, including the number of Boston Market stores in operation systemwide, the net weekly per store average ("WPSA") revenue and cash flow of such stores, systemwide overhead expenses and the amount of systemwide cashflow generated by ENBC included in the Company's results of operations. Boston Market financed area developers have incurred net losses in each of the last three years and the Company expects such area developers to incur aggregate net losses in fiscal 1997 over fiscal 1996 levels. The net losses incurred by the financed area developers in fiscal 1996, 1995 and 1994 aggregated $156.5 million, $148.3 million, and $51.3 million, respectively. Such losses included (a) approximately $201 million in royalties, franchise and related fees and interest paid to the Company, (b) approximately $148 million attributable to investment overhead, scale inefficiencies in operating overhead, and other start-up costs, and (c) depreciation and amortization charges of approximately $93.0 million. While a 100% Company-owned structure would eliminate royalties, franchise and related fees and interest paid to the Company, and although the Boston Market system has taken recent steps to reduce investment overhead and scale inefficiencies in operating overhead, there can be no assurance that the Boston Market system will achieve the net WPSA revenue, cash flow margins or systemwide overhead levels necessary to achieve its consolidated systemwide cashflow objective. In addition, there can be no assurance ENBC will achieve its systemwide cashflow objective included in the Company's consolidated systemwide cashflow objective. See "Special Note Regarding Forward-Looking Statements" on page 13.

Results of Operations

The Boston Market System

  Total systemwide Boston Market net revenue was $265.1 million for the quarter ended October 5, 1997 compared to $270.6 million for the quarter ended October 6, 1996. The decrease in systemwide net revenue was due to lower net revenue per Boston Market store ($18,507 for the third quarter of 1997 compared to $23,134 for the third quarter of 1996), offset by an increase in the number of Boston Market stores (an average of 974 for the third quarter of 1996 compared to 1,194 for the third quarter of 1997). Net WPSA revenue represents the weekly per store average revenue for all stores in the Boston Market system after customer coupons and employee discounts, based upon the actual number of days the stores are open in the reporting period. The Company believes the decline in net WPSA revenue was primarily attributable to transitioning its marketing plan away from price-promoted offers and high levels of media spending with an emphasis on lunch to the marketing plan implemented during the third quarter of 1997, which is characterized by a significantly reduced level of price-promoted offers and media spending with an emphasis on dinner. The Company believes the decline in net WPSA revenue attributable to the transition of its marketing plan bottomed out toward the middle of the third quarter of 1997 at a net WPSA revenue level of approximately $18,000. The Company believes it began to see the benefits of its new marketing plan take effect towards the latter part of the quarter, with net WPSA revenue increasing in the last period of the quarter. There can be no assurance that the new marketing plan will favorably impact store revenue in the future. Given the signficantly reduced levels of media spending, the new marketing plan does not provide as much advertising support in 1997 to Boston Market holiday products as was provided in prior years. As a result, the Company expects seasonal declines in net WPSA revenue to have a greater impact on net WPSA revenue for the Boston Market system in the fourth quarter of 1997 than in prior years. See "Special Note Regarding Forward-Looking Statements" on page 13.

  The Company believes the decline in store performance levels experienced in the third quarter does not indicate a trend that would affect area developer loan recoverability, especially in light of the improved store performance experienced in the last period of the quarter. The Company's analysis of loan recoverability is dependent upon, among other things, discernible trends in store performance. To the extent the recovery in store performance is not as significant as expected, or takes longer than expected, the Company believes it will adversely impact its loan recoverability analysis, results of operations and financial position. See "Special Note Regarding Forward-Looking Statements" on page 13.

Results of Company-owned Stores

  The following table sets forth store performance data for the Boston Market stores owned by the Company (excluding test stores) for the quarters ended October 5, 1997 and October 6, 1996 (in thousands of dollars, except numbers of stores and net WPSA revenue). Such amounts exclude unallocated capital charges, income taxes and non-store overhead costs, including accounting, administration and discretionary advertising:

                                                                Quarter Ended
                                        --------------------------------------------------------------
                                               October 6, 1996                  October 5, 1997
                                        -----------------------------    -----------------------------
   Number of Company stores
    at quarter end..................                   95                               310
                                                       ==                               ===
   Net WPSA revenue for the quarter.                 $23,396                          $19,181
                                                     =======                          =======
   Net sales........................    $25,964.5              100.0%    $57,505.7              100.0%
   Food and paper costs.............      9,606.2               37.0%     21,042.8               36.6%
   Salaries and benefits............      6,614.0               25.5%     14,801.7               25.7%
   Operating expenses...............      2,033.8                7.8%      5,743.5               10.0%
   Occupancy and advertising costs..      2,813.5               10.8%      8,124.0               14.1%
                                        ---------              ------    ---------              ------
   Store cash flow..................    $ 4,897.0               18.9%    $ 7,793.7               13.6%
                                        =========              ======    =========              ======

  The increase in net sales was due to a higher average number of stores operating during 1997, partially offset by lower net revenue per store. The average number of Boston Market Company stores for the third quarter of 1997 was 250 compared to 93 for the third quarter of 1996. The Company believes the factors contributing to the overall Boston Market system's decrease in net WPSA revenue also contributed to the decline in Company store net WPSA revenue. See "--The Boston Market System."

  Store cashflow increased $2.9 million or 59.2% for the third quarter of 1997 compared to the third quarter of 1996. Store cashflow margins decreased from 18.9% for the quarter ended October 6, 1996 to 13.6% for the quarter ended October 5, 1997. While stores owned by the Company were able to manage their variable and semi-variable costs (food and paper costs and salary and benefits) as net WPSA revenue declined, rent, utilities and other relatively fixed store operating costs resulted in decreased store margins.

Boston Chicken, Inc. Operating Results

  Revenue. Total revenue increased $36.5 million or 49.1% for the third quarter of 1997 and increased $158.0 million or 84.8% for the three quarters ended October 5, 1997, compared to the prior comparable periods. Revenue from Company stores increased $29.1 million or 101.7% for the third quarter of 1997 and increased $110.6 million or 199.6% for the three quarters ended October 5, 1997, compared to the prior comparable periods. The increases were primarily due to a higher average number of Company stores operating during the 1997 periods, partially offset by lower net revenue per store. See "--The Boston Market System."

  Royalties and franchise related fees decreased $1.1 million or 3.7% for the third quarter of 1997 compared to the prior comparable period, as a result of lower initial franchise and area developer fees due primarily to fewer new Boston Market franchised store openings. Fewer store openings resulted from the Boston Market system's decision to slow store development in favor of concentrating field management resources on the existing store base. Royalty and franchise related fees increased $24.4 million or 29.2% for the three quarters ended October 5, 1997 compared to the comparable period in 1996. The increase was primarily attributable to increased royalties, software license fees recognized for store software provided by the Company to franchisees, and an increase in lease and real estate services income. Interest income increased $8.5 million or 54.8% for the quarter ended October 5, 1997 and $23.0 million or 48.6% for the three quarters ended October 5, 1997. The increases were attributable to higher outstanding loan balances associated primarily with the increase in stores opened by Boston Market and ENBC area developers and investment overhead incurred by such developers.

  Should the acquisition of BCEF and Market Partners become probable, the Company will no longer recognize royalties, franchise and related fees and interest income as revenue from the area developers in which BCEF and Market Partners have preferred equity investments. The acquisition of BCEF and Market Partners could become probable during the fourth quarter of 1997. In addition, to the extent area developers have not generated sufficient cash on a cumulative basis from store operations, capital contributions and other sources (excluding borrowings from the Company) to pay royalties, interest and franchise fees when due, the Company will defer recognition of any unpaid amounts. Given levels of store performance expected in the fourth quarter of 1997, the Company anticipates one or more of its area developers may not generate sufficient cash to pay the Company all royalties and interest when due. To the extent any area developer generates insufficient cash to pay fees, it can be expected to have a material adverse impact on the Company's results of operations and financial position. See "Special Note Regarding Forward-Looking Statements" on page 13.

  Cost of Products Sold. Cost of products sold increased $10.6 million or 100.2% for the third quarter of 1997 and increased $40.9 million or 199.2% for the three quarters ended October 5, 1997, compared to the prior comparable periods. The increases were due to a higher average number of stores operating during the 1997 periods. Cost of products sold, as a percentage of Company store revenue, remained relatively consistent during the periods.

  Salaries and Benefits. Salaries and benefits increased $8.7 million or 67.9% for the third quarter of 1997 and increased $37.1 million or 124.9% for the three quarters ended October 5, 1997 compared to the prior comparable periods. The increases were primarily a result of the higher average number of Company stores operating in the 1997 periods. In addition, the increase for the three quarters ended October 5, 1997, was due to inclusion of ENBC employees for the entire reporting period in 1997 compared to only a portion of the reporting period in 1996 and a special pre-tax charge of $4.0 million in the second quarter of 1997 relating to a workforce reduction to streamline the Boston Market support center organization.

  General and Administrative. General and administrative expenses increased $5.2 million or 16.4% for the third quarter of 1997 and increased $40.5 million or 69.7% for the three quarters ended October 5, 1997 compared to the prior comparable periods. Included in general and administrative expenses for the quarter and three quarters ended October 6, 1996, was a non-recurring charge of approximately $15.0 million to purchase store equipment from Boston Market area developers. Exclusive of this charge, the increases in general and administrative expenses were primarily attributable to the costs associated with operating a larger Company store base and greater depreciation and amortization expense resulting from the acquisition of Company stores. In addition, the increase for the three quarters ended October 5, 1997, was due to the inclusion of ENBC's general and administrative expenses for the entire reporting period in 1997 compared to only a portion of the reporting period in 1996.

  Other Expense. The Company incurred a net expense, including interest expense, of $11.0 million for the third quarter of 1997 compared to other income of $11.0 million for the third quarter of 1996. The Company incurred a net expense of $25.8 million for the three quarters ended October 5, 1997 compared to other income of $5.0 million for the three quarters ended October 6, 1996. Included in the quarter and three quarters ended October 6, 1996 were gains of $14.8 million recognized as a result of ENBC issuing shares of its common stock to third parties at prices per share greater than the Company's carrying value. The quarter and three quarters ended October 5, 1997 included losses of $130,000 and $48,000, respectively, as a result of ENBC issuing shares of its common stock to third parties at prices per share less than the Company's carrying value. Net interest expense increased from $3.8 million for the third quarter of 1996 to $10.8 million for the third quarter of 1997. Net interest expense increased from $10.1 million for the three quarters ended October 6, 1996 to $27.3 million for the three quarters ended October 5, 1997. The increases were due to additional interest expense from the issuance in the second quarter of 1997 of $287.5 million of convertible subordinated debentures by the Company and the issuance of $125.0 million of convertible subordinated debentures by ENBC, higher utilization of the Company's and ENBC's senior secured revolving credit facilities and lower interest income earned in 1997.

  Income Taxes. The provision for income taxes for the quarter and three quarters ended October 5, 1997 is based upon the Company's anticipated tax rate.

  Minority Interest. The combined minority interest in majority-owned subsidiaries resulted in a benefit of $.6 million for the quarter ended October 5, 1997 and a charge to earnings of $3.8 million for the three quarters ended October 5, 1997. The minority interest in the earnings of subsidiaries of $2.0 million and $3.0 million for the quarter and three quarters ended October 6, 1996, respectively, represents the minority ownership interest in the earnings of ENBC.

Liquidity and Capital Resources

  The Company's primary sources of capital in 1997 have been from issuance of debt securities and internally generated cash from operations. For the three quarters ended October 5, 1997, the Company issued $287.5 million in aggregate principal amount of its 7 3/4% convertible subordinated debentures due 2004, and ENBC issued $125.0 million in aggregate principal amount of its 7 1/4% convertible subordinated debentures due 2004. Cash generated from operations totaled $43.8 million for the three quarters ended October 5, 1997.

  The Company's primary use of capital has been to fund loan obligations to financed area developers. As of October 5, 1997, the Company had secured loan commitments to its Boston Market financed area developers aggregating $825.0 million of which $769.6 million had been advanced. As of October 5, 1997, ENBC had secured loan commitments to its area developers aggregating $359.9 million, of which $300.7 million had been advanced. Net loan advances to area developers were $418.4 million for the three quarters ended October 5, 1997.

  In addition to funding its loan commitments, during the third quarter of 1997, the Company acquired approximately an 85% ownership interest in PFCI from Saad Nadhir, the Company's Co-Chairman and Chief Executive Officer, and Scott Beck, the Company's Co-Chairman and President, for $2.0 million in cash and notes for approximately $6.4 million. The purchase price was equal to Messrs. Nadhir's and Beck's original cost for such interests plus an 8% interest factor. Subsequent to the end of the quarter, the Company's ownership interest in PFCI increased to 100% as a result of (i) PFCI's redemption of the interest held by Harry's Farmers Market, Inc. for $2.5 million and (ii) the Company's exercise of its option to purchase Messrs. Beck's and Nadhir's remaining interests in PFCI for approximately $700,000 in cash, which was equal to their original cost for such interests plus an 8% interest factor. In connection with the acquisition of Messrs. Beck's and Nadhir's remaining interests, the Company prepaid approximately $3.2 million of the $6.4 million of notes payable.

  During the third quarter of 1997, the Company acquired 53 stores from Mayfair Partners, L.P. ("Mayfair") by converting its $56.0 million loan into a 73% equity interest in Mayfair. During the quarter, the Company also acquired additional Boston Market stores, real estate and other assets from various area developers and acquired convertible debt securities of one of its area developers under its loan agreement with such area developer, in consideration for the issuance in the aggregate of approximately 3.8 million shares of its common stock. The Company believes that as of October 5, 1997, approximately 3.3 million shares of the common stock issued in the above transactions were sold by the area developers, with the area developers using a majority of the proceeds of the sales to pay down their outstanding indebtedness to the Company. Also during the third quarter of 1997, the Company issued approximately 0.5 million shares of its common stock to acquire the remaining minority interest in Mid-Atlantic Restaurant Systems L.P. and a portion of the minority interest in BC New York, L.L.C.

  As of October 5, 1997, the Company's senior lenders amended the Company's senior secured credit facilities to, among other things, modify the financial covenants, collateral and availability under the facilities. The revised financial covenants use systemwide performance measures which reflect current levels of Boston Market store performance, including systemwide average weekly net sales, systemwide store cashflow and systemwide overhead, and accommodate a move to a Company-owned structure. In connection with the amendment to its senior credit facilities, the Company was required to (i) pledge to the lenders additional collateral, (ii) amend its secured loan agreements with a majority of its area developers to terminate the moratorium on the Company's ability to convert such loans into a majority equity interest in the area developers and
(iii) limit to $10 million the Company's use of cash consideration in any acquisition of BCEF and Market Partners. Subject to compliance with the revised financial covenants, the amended revolving credit facility provides for an $85 million maximum commitment, none of which is currently outstanding. Given its expectations for store performance, its cash balance and the amended credit facility, the Company believes that it has sufficient liquidity to address working capital needs of the Boston Market system though 1998. The Company does not expect that the acquisition of BCEF, Market Partners and its area developers will materially impact the Company's cash resources. See "Special Note Regarding Forward-Looking Statements" on page 13.

  As a result of the Company's decision to transition to a Company-owned structure, the operational benefits which have resulted from slowing new store development and the possibility of integrating elements of an expanded Boston Market concept currently being tested in Charlotte, North Carolina into existing Boston Market stores, the Company has determined to temporarily pause store development for 1998. Consequently, the Company's primary use of capital in 1998 by the Boston Market system will be maintaining stores, developing new prototypes of the expanded Boston Market concept, potential retrofits of the existing store base to incorporate elements of the expanded Boston Market concept and continued investments in the corporate infrastructure. The Company believes that it has sufficient liquidity to address working capital needs of the Boston Market system and maintain the current store base through 1998. However, depending on the timing and amount of additional capital expenditures related to new store development and retrofits of existing Boston Market stores to incorporate elements of the expanded Boston Market concept, the Company anticipates that it will have a need for expansion capital. See "Special Note Regarding Forward-Looking Statements" on page 13.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  The information set forth under Note 7 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.

Item 2. Changes in Securities

  Pursuant to that purchase agreement dated as of August 6, 1997, the Company issued an aggregate of 100,000 shares of common stock to an accredited investor in consideration of the purchase of certain assets. Such shares were sold without registration under the Securities Act of 1933, as amended ("Securities Act") in reliance on Rule 506 of Regulation D of the Securities Act.

  Pursuant to that Stock Purchase Agreement dated as of August 22, 1997, the Company issued an aggregate of 248,809 shares of common stock to an accredited investor area developer of the Company. The aggregate cash purchase price for the shares was $3,001,250. Such shares were sold without registration under the Securities Act in reliance on Rule 506 of Regulation D of the Securities Act.

  Pursuant to a Secured Loan Agreement dated as of March 3, 1997, as amended, on September 12, 1997 the Company issued an aggregate of 493,175 shares of common stock to an accredited investor area developer of the Company in consideration for $7,000,000 of convertible debt securities of the area developer under such loan agreement. Such shares were sold without registration under the Securities Act in reliance on Rule 506 of Regulation D of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

  A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

  B. Reports on Form 8-K: The Company filed two reports on Form 8-K during the quarter ended October 5, 1997.

        The first report was dated August 27, 1997 (the "August Form 8-K"). The August Form 8-K reported under Item 5 (Other Events) that the Company had acquired a majority equity interest in Progressive Food Concepts, Inc. The August Form 8-K also reported under Item 5 (Other Events) that, as previously reported, Saad J. Nadhir, would rejoin the Board of Directors of the Company as Co-Chairman and become Chief Executive Officer on October 1, 1997. The August Form 8-K also reported under Item 5 (Other Events) the Company's conversion of its loan to Mayfair Partners, L.P. into a 75% equity interest.

        The second report was dated September 5, 1997 (the "September Form 8-K"). The September Form 8-K reported under Item 5 (Other Events) that the Company had received from its lenders a waiver of compliance by the Company with the financial covenant in the Company's senior credit facilities requiring systemwide gross weekly per store average revenue of not less than $20,500 per accounting period.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BOSTON CHICKEN, INC.


Date: November 17, 1997                             /s/ Saad J. Nadhir
                                          --------------------------------------
                                                      Saad J. Nadhir
                                             Co-Chairman of the Board and
                                               Chief Executive Officer


Date: November 17, 1997                            /s/ Mark W. Stephens
                                          --------------------------------------
                                                     Mark W. Stephens
                                            Vice Chairman and Chief Financial
                                          Officer (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                                  Page
Number                        Exhibits                                  Number
-------                       --------                                ----------
  4.1     First Amendment and Consent dated October 24, 1997
          ("Credit Agreement Amendment") to Secured Revolving
          Credit Agreement dated as of December 9, 1996 among
          the Company, Bankers Trust Company, as Documentation
          Agent, Bank of America National Trust and Savings
          Association, as Agent, and the Lenders named therein.

  4.2     Amended and Restated Facilities Agreement dated as of
          October 24, 1997, among the Company, Bank of America
          National Trust and Savings Association, as Agent for certain lenders and General Electric Capital Corporation, for itself and as Agent for certain lease participants
          ("Amended and Restated Facilities Agreement").

  10.1    Credit Agreement Amendment (included in Exhibit 4.1).

  10.2    Amended and Restated Facilities Agreement (included in
          Exhibit 4.2).

  10.3 Waiver of Compliance to Facilities Agreement dated as of September 5, 1997, among the Company, Bank of America
          National Trust and Savings Association, as Agent for the Lenders and the Issuing Lender, and General Electric
          Capital Corporation, for itself and as agent for the Lease Participants (incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K dated
          September 5, 1997).

  10.4(a) Purchase Agreement dated as of August 27, 1997, among the
          Company, Scott A. Beck and Saad J. Nadhir, including promissory notes from the Company in favor of Scott A.
          Beck and Saad J. Nadhir.

  10.4(b) Assignment and Assumption Agreement dated August 27, 1997 by the Company in favor of Scott A. Beck.

  10.4(c) Assignment and Assumption Agreement dated August 27, 1997 by the Company in favor of Saad J. Nadhir.

  10.5 Transition and Consulting Agreement dated August 29, 1997 between the Company and Laurence Zwain.

  10.6    Fourth Amendment dated August 11, 1997 to Secured Credit
          Agreement dated as of May 17, 1996 ("ENBC Secured Credit
          Agreement") among Einstein/Noah Bagel Corp. ("ENBC"), the Lenders named therein, and Bank of America National
          Trust and Savings Association, as Agent (incorporated by reference to Exhibit 10.3 to ENBC's Quarterly
          Report on Form 10-Q for the quarter ended July 13, 1997)
          (Exchange Act File No.0-21097).

                                  Exhibit - 1

                                                                      Sequential
Exhibit                                                                  Page
Number                          Exhibits                                Number
-------                         --------                              ----------
  10.7    Fifth Amendment dated October 3, 1997 to ENBC Secured
          Credit Agreement.

  11      Statement re Computation of Earnings Per Share.

  27      Financial Data Schedule.

  99 Uniform Franchise Offering Circular dated March 25, 1997, as amended July 11, and August 15, 1997.

                                  Exhibit - 2