Form 10-K
period 1997-12-28
BOSTON CHICKEN INC
filed 1998-03-30
CIK 894751

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-22802
                        ------------------------------

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

                              TITLE OF EACH CLASS
                              -------------------

                         COMMON STOCK, $.01 PAR VALUE
             4 1/2 % CONVERTIBLE SUBORDINATED DEBENTURES DUE 2004 7 3/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2004
                      LIQUID YIELD OPTION NOTES DUE 2015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes: X No:
                          ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $391,999,032 AT MARCH 20, 1998 (BASED ON THE CLOSING SALE PRICE ON THE NASDAQ NATIONAL MARKET ON MARCH 20, 1998, AS REPORTED BY NASDAQ). AT MARCH 20, 1998, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 71,464,290 SHARES OF ITS COMMON STOCK OF RECORD.

                      DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 20, 1998 described in Part III hereof are incorporated by reference in this report.

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  CERTAIN STATEMENTS IN THIS FORM 10-K UNDER "ITEM 1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS", "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND ELSEWHERE IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF BOSTON CHICKEN, INC. (THE "COMPANY") AND EINSTEIN/NOAH BAGEL CORP. AND THEIR RESPECTIVE AREA DEVELOPERS, FRANCHISEES AND LICENSEES, BOSTON MARKET(R) STORES, EINSTEIN BROS.(R) BAGELS AND NOAH'S NEW YORK BAGELS STORES, AND PROGRESSIVE FOOD CONCEPTS, INC. TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: STORE PERFORMANCE (INCLUDING SALES AND PROFIT MARGINS); SUCCESS OF THE PROPOSED ELIMINATION OF THE AREA DEVELOPER STRUCTURE; COMPETITION; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS (E.G., MENU ITEMS AND PRICING STRUCTURES); CHANGES IN BUSINESS STRATEGY; CHANGES IN DEVELOPMENT PLANS; AVAILABILITY AND COST OF CAPITAL; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE CAUTIONARY STATEMENTS MADE PURSUANT TO THE REFORM ACT HEREIN AND ELSEWHERE BY THE COMPANY SHOULD NOT BE CONSTRUED AS EXHAUSTIVE OR AS ANY ADMISSION REGARDING THE ADEQUACY OF DISCLOSURES MADE BY THE COMPANY PRIOR TO THE EFFECTIVE DATE OF THE REFORM ACT. THE COMPANY CANNOT ALWAYS PREDICT WHAT FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. IN ADDITION, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES", "BELIEF", "EXPECTS", "PLANS", "OBJECTIVES", "ANTICIPATES", "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR.

  ALL FORWARD-LOOKING STATEMENTS RELATING TO THE PROPOSED ELIMINATION OF THE AREA DEVELOPER STRUCTURE AND THE TRANSITION OF THE BOSTON MARKET SYSTEM TO A COMPANY-OWNED STRUCTURE DISCUSSED HEREIN ARE SUBJECT TO, AMONG OTHER THINGS, REGULATORY APPROVAL AND APPROVAL OF THE HOLDERS OWNING AT LEAST TWO-THIRDS OF THE INTERESTS OF EACH OF BC EQUITY FUNDING, L.L.C. AND MARKET PARTNERS, L.L.C. THERE CAN BE NO ASSURANCE THAT THE TRANSITION TO A COMPANY-OWNED STRUCTURE WILL BE ACHIEVED.


ITEM 1.  BUSINESS

  SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE REFORM ACT. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ABOVE FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

GENERAL

     The Company franchises and operates retail food service stores under the Boston Market brand name that specialize in fresh, convenient meals featuring home style entrees of chicken, turkey, ham and meat loaf, as well as sandwiches and a variety of freshly prepared vegetables, salads and other side dishes. As of December 28, 1997, the Boston Market system included 1,166 stores located in 38 states and the District of Columbia, 847 of which were owned by area developers financed in part by the Company, 307 of which were owned by the Company or its subsidiaries and 12 of which were owned by other franchisees. See "--Area Developers." The Company also owns a 51.9% interest in Einstein/Noah Bagel Corp. ("ENBC") (Nasdaq: ENBX), an operator of specialty retail bagel stores.

     Boston Market stores combine the fresh, flavorful and appealing meals associated with traditional home cooking with the convenience associated with fast food. Primary entrees include rotisserie roasted chicken and turkey breast, double-glazed baked ham and double-sauced meat loaf. Side dishes designed to complement these entrees include mashed potatoes made from scratch, corn, stuffing, creamed spinach, butternut squash, garlic and dill potatoes, baked beans, macaroni and cheese, cranberry walnut relish, cinnamon apples and a variety of chilled salads. Boston Market stores also offer a variety of freshly carved chicken, turkey, ham and meat loaf sandwiches under the Boston Carver(R) brand name; fresh-baked chicken pot pies; chicken and other soups; beverages; desserts; and other items.

     The Company was originally incorporated in Massachusetts in 1985 and had 33 stores operating under the Boston Chicken(R) name in December 1991 when certain members of the Company's current management made their initial investment in the Company. Management believed the initial Boston Chicken concept contained key elements necessary to capitalize on the growing home meal replacement market. The key elements were high quality, home style foods, provided in a convenient and affordable manner with an emphasis on carry out for dinner. Subsequent to management's initial investment, the Company focused its efforts primarily on establishing a standardized store prototype, streamlining operating procedures and creating a network of area developers through which significant new store development could be rapidly achieved in major markets throughout the United States.

     By the end of the 1994 fiscal year, the Company and its area developers had 534 stores open and had achieved significant development momentum in 23 major markets throughout the United States. With its area developer network in place and development momentum established, the Company began to explore evolution of the Boston Chicken concept in ways it believed would further capitalize on the home meal replacement market. In early 1995, the Company introduced roasted turkey, double-glazed baked ham and double-sauced meat loaf dinner entrees to complement its signature rotisserie roasted chicken and to add variety to its dinner-based offerings. Upon introduction of the new entrees, the Company and its area developers changed the name of Boston Chicken stores to Boston Market to better reflect the variety of complete meals offered and establish a broader brand platform from which the Company could further capitalize on the home meal replacement market.

     With the new dinner-based entrees successfully deployed throughout the Boston Market system, the Company began to examine ways to leverage these new entrees into the lunch daypart. Historically, Boston Market stores did not have a product offering designed specifically for lunch, and the Company believed that such an offering could potentially enhance the return on store assets. Accordingly, in early 1996, the Company began expansion of its lunch offerings through the introduction of a new line of high quality sandwiches marketed under the Boston Carver brand. In pursuing this line of business, the Company recognized that it would be competing more directly with quick service restaurants whose businesses are primarily based around the lunch daypart. Given the intensely competitive nature of quick service restaurants and the level of price promotions that characterize the lunch daypart, the Company believed it needed to aggressively advertise and promote the new line to achieve market presence and a successful launch of the Boston Carver brand. The launch of the Boston Carver line and the high level of price-promoted offers associated therewith were successful as measured by store sales and increased customer transactions. Based upon the initial success of the price-promoted offers and high levels of advertising targeted at the lunch daypart, the Company adopted the same marketing strategy targeted at its core dinner business. Accordingly, during 1996, the Company's marketing efforts began to include multiple messages for lunch and dinner products running simultaneously and a heightened level of price-promoted offers, all requiring increased media spending.

     Based upon the success of the Boston Carver sandwich launch, in early 1997, the Company introduced the Extreme Carver(TM) line of sandwiches, which specifically targeted frequent fast food users with a more indulgent product that included bacon, melted cheese and specialty sauces. Again, to achieve the desired market presence, the Company introduced the Extreme Carver product line with significant price-promotions and high levels of advertising. At the same time, the Company continued its strategy of marketing its dinner products through price-promoted offers with high levels of advertising spending.

     During the first quarter of 1997, the Company was unable to determine the continued effectiveness of its marketing strategy due to mixed sales results experienced over the course of the quarter and a sharp increase during the quarter in the level of price competition among the Company's principal lunch competitors, quick service restaurants. However, during the second quarter of 1997, systemwide average store sales experienced a decline. The Company believes the decline was attributable to increasingly ineffective price-promoted offers despite high levels of media spending, the cannibalistic effect of those price-promoted offers on its core individual meal business and the relative ineffectiveness of the Extreme Carver product introduction. The Company now also believes that its lunch oriented discounting strategy was inconsistent with the Company's home meal replacement brand position.

     In an attempt to address the decline in sales, beginning in the third quarter of 1997, the Company modified its marketing strategy away from high levels of price-promoted offers and media spending with multiple messages and a lunch focus to reduced levels of price-promoted offers and media spending with a unified brand message and an emphasis on food quality and dinner products. The Company also eliminated the Extreme Carver line of sandwiches and its Kids' Market program, which was designed to compete with quick service restaurants by including toys with meals for children. Later in 1997, the Company introduced enhancements to its core menu consistent with its home meal replacement roots, including an improved double-marinated chicken, an improved pot pie and new side dishes. In addition, the Company renewed a program of rotating side dishes for added variety.

     The Company also believes that customer service and overall quality of operations suffered as a result of the complexity and increased traffic associated with the high levels of price-promoted offers. To address the declining customer experience and improve operations at Boston Market stores, the Company and its area developers slowed new store development in 1997 to better enable the system to focus on operations and enhance the profitability of the existing store base. In addition, the Company and its area developers closed 74 underperforming stores. During the fourth quarter of 1997, as a result of the Company's decision to transition to a company-owned structure and the plan to potentially integrate elements of the expanded Boston Market store currently in test in Charlotte, North Carolina, the Company and its area developers determined to stop further store development for 1998, including the Company's plans for international development. See "--The Expanded Boston Market Store Test and Potential Application to the Boston Market System" and "-- Elimination of Area Developer Structure."

THE EXPANDED BOSTON MARKET STORE TEST AND POTENTIAL APPLICATION TO THE BOSTON MARKET SYSTEM

     Background. In January 1997, the Company assisted in the formation of Progressive Food Concepts, Inc. ("PFCI"). PFCI's mission was to explore additional opportunities in the home meal replacement market. The Company and PFCI determined that Harry's Farmers Market, Inc. ("Harry's"), an operator of specialty retail food stores in the Atlanta, Georgia area, had developed one of the best domestic store models, the Harry's-in-a-Hurry retail format, for providing a full range of meal solutions for the home meal replacement market. In January 1997, PFCI entered into a series of agreements with Harry's pursuant to which PFCI acquired certain rights to use proprietary information of Harry's and obtained complete access to Harry's personnel, information and facilities for the purpose of developing a business model based upon the know-how obtained through these agreements.

     In July 1997, in conjunction with PFCI, the Company converted an existing Boston Market store in Charlotte, North Carolina to test the consumer appeal and acceptance of an expanded product offering based on the know-how obtained by PFCI through its investment in Harry's ("Charlotte test"). The expanded product offering included desserts and bakery items including cakes, pies, cookies and fresh breads; an extensive salad bar that featured, in addition to traditional salad ingredients, a variety of premium fresh cold foods; significant refrigerated retail space that held a number of pre-packaged products including salads, sandwiches and desserts, fresh ready-to-heat and ready-to-cook meals produced by Harry's Atlanta-based production facility, and a limited offering of retail beverages and other retail foods. The converted store also continued to feature the traditional ready-to-eat Boston Market product offerings. Consumer response to the first converted store was positive, and the store experienced significant increases in net sales after conversion to the expanded store format. However, the ability to provide fresh, ready-to-heat meals, produced by Harry's Atlanta-based production facility for the first store, on a nationwide basis is dependent on the development of a nationwide supply chain that currently does not exist and would take significant time to create. To permit more immediate application of the expanded store elements of the Charlotte test to the existing Boston Market store base, the Company determined to delay the development of such supply chain and continue the development of the Charlotte test without the fresh, ready-to-heat product offerings.

     In November 1997, the Company converted a second Boston Market store in the Charlotte, North Carolina area with a modified set of expanded offerings, all of which could be replicated nationwide using the existing Boston Market supply chain. The second store included a dedicated dessert and bakery case, pre-packaged products and the full selection of traditional ready-to-eat Boston Market products. In addition, the second store also included a grill used to cook a variety of grilled entrees and sandwiches, and a fresh-tossed salad station, which replaced the salad bar from the first store. The test was conducted without the benefit of television advertising targeted at the expanded offerings. Since conversion, the second store's net weekly per store average ("WPSA") revenue has averaged greater than 30% above net WPSA revenue for the system. Net WPSA revenue represents the weekly per store average revenue after customer coupons and discounts and employee discounts, based upon the actual number of days the store is open during the reporting period.


     In early 1998, based upon these results, the remaining five stores in the Charlotte, North Carolina area, as well as the initial store that was converted in July 1997, were converted to a format substantially similar to the second test store. In March 1998, the Company commenced television advertising in the Charlotte area to promote the new offerings and assess the impact that television advertising would have on sales and consumer acceptance.

     The Company believes that the conversion of Boston Market stores to incorporate elements of the Charlotte test presents a significant opportunity to improve the return on the existing Boston Market store base. While early sales results have been favorable, the converted stores have not yet experienced the store-level cash flow the Company believes is necessary to justify a nationwide rollout of the expanded format. The Company believes that store-level cash flow has been affected by inefficiencies associated with the test, including, but not limited to, continuous modification and refinement of the menu, which adversely affects food costs and increases employee training, which, in turn, adversely affects labor costs. Further, continuous modification of store layout has also increased employee training costs and other operating costs. The Company is currently (i) finalizing the menu, (ii) finalizing the layout of the expanded store prototype, and (iii) completing operating standards for the expanded store format. The Company believes that based upon progress to date, it will be successful in achieving the store-level cash flow necessary to justify additional conversions of Boston Market stores to the expanded store format. In anticipation of achieving the requisite levels of store-level cash flow, the Company is currently planning to convert during the second half of 1998 approximately 75-100 Boston Market stores located in four to seven markets to the expanded store format. The cost to convert an existing Boston Market store to the expanded store format is currently estimated to be in the range of $60,000 - $80,000 per store. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

     Based upon the results of the additional converted stores, the Company will make a decision regarding a nationwide rollout of the expanded Boston Market store format. Such decision will be based primarily upon net WPSA levels, store-level cash flow, the success of the Company's efforts to eliminate the area developer structure and the cost of and ability to finance store conversions. See "--Elimination of Area Developer Structure" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." There can be no assurance that the Company will be successful in refining the expanded store format so as to justify additional store conversions or that the Company will have the financial resources to convert all or a portion of the current store base to the expanded store format. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

     The PFCI Transaction. Upon formation of PFCI, the Company provided PFCI with a $17.0 million convertible secured loan. Scott Beck, Co-Chairman and President of the Company, and Saad Nadhir, Co-Chairman and Chief Executive Officer of the Company, each purchased a 46.2% equity interest, and Harry's purchased a 7.6% interest in PFCI. At the time of PFCI's formation, Messrs. Beck and Nadhir publicly disclosed their intention to transfer a significant portion of their shares of PFCI common stock to other individuals as PFCI's business plan became more defined and was implemented.

     In January 1997, PFCI provided Harry's with two credit facilities (the "Loans"): (i) a $12.0 million refinancing loan, all of which was outstanding as of December 28, 1997 (the "Refinancing Loan"), and the proceeds of which were used by Harry's to repay indebtedness and (ii) a $5.5 million development loan, $1.5 million of which was outstanding as of December 28, 1997 (the "Development Loan"). Upon the request of Harry's, PFCI is obligated, subject to certain conditions, to advance an additional $2.0 million of the Development Loan on each of May 3, 1998 and November 3, 1998 (or at any time after such dates and prior to January 31, 2002). Proceeds of the Development Loan are to be used by Harry's to fund (i) expenditures in connection with the development of a business model for the improvement and expansion of Harry's business and facilities, (ii) the refurbishment of existing Harry's Farmers Market megastores and Harry's-in-a-Hurry stores, and (iii) the development of new Harry's-in-a-Hurry stores. Subject to certain conditions, PFCI has the option, after July 30, 1998 and until April 2002, to contribute to Harry's the principal amount of the Loans in exchange for approximately 13% of the common voting equity of Harry's on a fully diluted basis as of November 1997. Subject to certain exceptions, PFCI is obligated not later than January 31, 2002 to contribute the principal amount of the Refinancing Loan to Harry's in exchange for approximately 9% of the common voting equity of Harry's on a fully diluted basis as of November 1997.

     As it became clear that certain proprietary technology and rights owned by PFCI would likely have direct application to the Boston Market store base, the Company decided to acquire PFCI. In the third quarter of fiscal 1997, the Company acquired from Messrs. Nadhir and Beck approximately an 85% ownership interest in PFCI, and an option to purchase Messrs. Nadhir's and Beck's remaining PFCI interests, for an aggregate of $2.0 million in cash and approximately $6.4 million in notes. The purchase price was equal to Messrs. Nadhir's and Beck's original cost for such interest plus an 8% interest factor, calculated from the date of their original investments. Subsequently, the Company's ownership interest in PFCI increased to 100% as a result of (i) PFCI's redemption of the interest held by Harry's for $2.5 million and (ii) the Company's exercise of its option to purchase Messrs. Beck's and Nadhir's remaining interests in PFCI for approximately $700,000 in cash, which was equal to their original cost for such interests plus an 8% interest factor, calculated from the date of their original investments. In connection with the acquisition of the remaining interests of Messrs. Beck and Nadhir in PFCI, the Company prepaid approximately $3.2 million of the $6.4 million of notes payable, and Messrs. Beck and Nadhir agreed to extend the maturity date of such notes.

ELIMINATION OF AREA DEVELOPER STRUCTURE

     Background. The Company has historically relied on its area developers to develop, own and operate Boston Market Stores. See "--Area Developers." The area developer structure allowed the Company and its area developers to build a significant store base and establish national awareness of the Boston Market brand in a short period of time. However, in October 1997, after a substantial review of the current structure of the Boston Market system by the Company's management, the Company's board of directors recommended that the Company eliminate the area developer structure and change to a structure in which Boston Market stores are owned by the Company. The board of directors further recommended that becoming a company-owned system could be best achieved by the Company first acquiring BC Equity Funding, L.L.C. ("BCEF") and Market Partners, L.L.C. ("Market Partners"), entities that hold preferred equity interests in 11 of the Company's 14 area developers. The board of directors' recommendation to eliminate the area developer structure and become a company-owned system was based primarily upon its determination that a simplified legal and financial structure would: (i) provide clearer paths of managerial control, which could yield greater management effectiveness; (ii) facilitate the Company's ability to form and deploy expansion capital; (iii) reduce annual taxes; and (iv) unencumber the Company's ability to deliver products under the Boston Market brand into alternative distribution channels. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

   .  Provide clearer paths of managerial control.  Elimination of the area
      --------------------------------------------
developer structure is expected to provide clearer paths of managerial control, which the Company believes should yield greater organizational effectiveness and eliminate the complexities and inefficiencies associated with managing the system through 14 separate area developer legal entities.

   .  Facilitate ability to form and deploy expansion capital. Elimination of
      --------------------------------------------------------
the area developer structure, which will give the Company effective control of the assets and operations now controlled by area developers, will put the Company in a better position to obtain capital on acceptable terms for use by the Boston Market system, including capital to fund the potential nationwide rollout of the expanded Boston Market store format. See "--The Expanded Boston Market Store Test and Potential Application to the Boston Market System." Further, so long as the area developer structure remains in place, the Company is limited by the terms of its credit facilities in the amount of loans it can provide to its area developers to a multiple of area developer contributed capital, which limits the Company's ability to deploy capital to its area developers for any purpose. See "--Area Developers" and "--Consequences of Not Eliminating the Area Developer Structure."

   .  Reduce Annual Taxes.  The Company believes that eliminating the current
      --------------------
structure and consolidating the entire Boston Market system's results of operations will result in a more efficient tax structure. Any transaction or series of transactions in which the Company acquires its area developers would result in the Company recording a substantial amount of store-related fixed assets and goodwill. Due primarily to significant non-cash expenses of depreciation and the amortization of tax deductible goodwill, the Company would expect to report a net loss for Federal income tax purposes for at least the 1998 fiscal year.

   .  Unencumber the Company's ability to deliver products under the Boston
      ---------------------------------------------------------------------
Market brand into alternative distribution channels. Owning 100% of the area
----------------------------------------------------
developer assets would enable the Company to control certain special distribution rights now owned by area developers, which could permit the Company to leverage the Boston Market brand in grocery stores and other distribution channels outside the existing Boston Market store base. Under the agreements governing the current area developer arrangements, the area developers generally have a right of first refusal on the Company's ability to provide certain Boston Market products in alternative distribution channels. The Company believes that selling Boston Market branded products outside Boston Market stores could provide significant additional revenue sources for the Company in the future.

     The board of directors appointed a special committee of independent directors ("Special Committee"), which determined that elimination of the area developer structure and the move to a company-owned system was in the best interests of the Company and its creditors and stockholders (collectively, the "securityholders"). The Special Committee's determination was based upon its business judgment that implementation of the Company's business plan, including the potential rollout of the expanded Boston Market store format, was in the best interests of the Company and its securityholders. The Special Committee also determined that implementation of the Company's business plan could best be accomplished by eliminating the area developer structure. In reaching that conclusion, the Special Committee relied upon its analysis of the following factors: (i) the liquidity constraints imposed on the Company by the current legal structure; (ii) the need to obtain control of the Boston Market system to protect the Company and its securityholders in the event the Company is unsuccessful in implementing its business plan; and (iii) the financing and tax benefits outlined by the board of directors.

     Reasons for the Acquisition of BCEF and Market Partners. The Special Committee determined that the acquisition of BCEF and Market Partners was the necessary first step in achieving a comprehensive solution to the objective of eliminating the area developer structure. Before making this determination, the Special Committee considered various alternatives to the acquisition of BCEF and Market Partners. In considering these alternatives, the Special Committee focused on whether such alternatives were in the best interests of the Company and its securityholders, the effect of each such alternative on each class of the Company's securityholders, the potential of each such alternative to maximize value for the Company's securityholders and the probability that an alternative could be successfully accomplished. Specifically, the Special Committee examined each alternative giving consideration to the following: (i) the value of any consideration that may be given to the holders of BCEF and Market Partners in light of the Company's financial condition, and the particular value that may be given to officers and directors of the Company in their capacity as investors in BCEF and Market Partners; (ii) the speed with which the elimination of the area developer structure could be accomplished;
(iii) the disruption to the overall Boston Market system (e.g., relations with suppliers, landlords and creditors) of each alternative and the impact of that disruption on securityholder value; and (iv) the risks associated with each alternative to the Company and its securityholders.

     In considering the various alternatives, the Special Committee acknowledged that the terms of the preferred equity investments made by BCEF and Market Partners in the Company's area developers generally require an area developer to redeem such equity investments (including accrued dividends and redemption premiums) for cash upon the occurrence of certain events, including any acquisition by the Company of a majority equity interest in the area developer through conversion of the Company's convertible loan to the area developer or otherwise. At December 28, 1997, the cash obligation of such area developers to BCEF and Market Partners (including accrued and unpaid dividends and redemption premiums) totaled approximately $177 million. Because the area developers would be unable to fund such redemption without additional capital resources from the Company, and because the Company would be unable to fund such additional capital requirements due to, among other things, the Company's operational cash requirements, the Special Committee determined that the conversion of the Company's loans (and the resulting triggering of the redemption obligations) was not a viable approach to achieving the objectives of becoming a company-owned system.

     Among the other alternatives considered by the Special Committee were the following: (i) solicitation of consents from the holders of membership interests in BCEF and Market Partners to waive the cash redemption feature of BCEF's and Market Partners' investments in the area developers upon the Company's conversion of the convertible loans or other acquisition of a controlling interest in the area developers (which alternative could not be successfully negotiated with the committee elected by the holders of BCEF and Market Partners to negotiate on behalf of BCEF and Market Partners ("Pooled Preferred Negotiating Committee"); (ii) the declaration of a non-monetary default (upon its occurrence) under the convertible loan agreements with the area developers and foreclosure on the equity pledged as collateral to secure the loans; and
(iii) the acquisition of BCEF and Market Partners in exchange for various forms and amounts of consideration, including the forms and amounts of consideration eventually negotiated with the Pooled Preferred Negotiating Committee. In connection with the last alternative listed above, the Special Committee considered the appropriate form and amount of consideration to be received by officers and directors of the Company who had invested in BCEF and Market Partners. The Special Committee also considered the potential liquidity and litigation risks associated with each alternative. After the Special Committee and its financial and legal advisors examined the alternatives described above and after extensive negotiation with the Pooled Preferred Negotiating Committee, upon the recommendation of the Special Committee, in March 1998, the board of directors authorized the Company to enter into the agreement negotiated by the Special Committee with the Pooled Preferred Negotiating Committee to acquire BCEF and Market Partners on the terms described below.

     Terms of the Acquisition of BCEF and Market Partners. In March 1998, the Company entered into an agreement with BCEF and Market Partners to acquire BCEF and Market Partners. The agreement calls for the Company to acquire BCEF and Market Partners through a proposed merger (the "Merger") of BCEF and Market Partners with and into a wholly-owned subsidiary of the Company for aggregate consideration of $126.8 million aggregate liquidation preference of 10% Series A Exchangeable Preferred Stock of the Company (the "Preferred Stock"), 3.5 million shares of common stock of the Company and $10.0 million in cash. Pursuant to the Merger (x) each issued and outstanding membership interest of BCEF and Market Partners held by holders, other than directors and officers of the Company at the effective time of the Merger (including their spouses, parents, children and siblings, and entities controlled by them) and certain other persons (collectively, "Excluded Holders"), would be converted into the right to receive (i) shares of Preferred Stock, (ii) shares of common stock of the Company, and (iii) cash, equal to $10.0 million in the aggregate for all of such membership interests, and (y) each issued and outstanding membership interest of BCEF and Market Partners held by the Excluded Holders at the effective time of the Merger would be converted into the right to receive (i) shares of Preferred Stock and (ii) shares of common stock of the Company. In connection with the proposed Merger, the Excluded Holders voluntarily agreed to, among other things,
(i) waive the right to receive their pro rata portion of the $10.0 million of cash to be paid by the Company to the holders of BCEF and Market Partners in connection with the Merger and (ii) not offer, sell, pledge or otherwise dispose of the shares of Preferred Stock and common stock to be received by them as consideration in the Merger for a period of 36 months from the closing of the Merger. The 10% dividend payable quarterly on the Preferred Stock is payable, at the Company's option, in either additional shares of Preferred Stock or cash for a period of three years and is payable in cash thereafter. The Preferred Stock is optionally redeemable by the Company at any time, in cash, at redemption prices which start at 50% of the liquidation preference and increase over time. The Preferred Stock is mandatorily redeemable in 2005 at a price of 110% of the liquidation preference. The terms of the Preferred Stock also provide that in the event of certain transactions constituting a "change of control" of the Company, each holder of the Preferred Stock will have the option to require the Company to purchase all or any portion of the holder's Preferred Stock at redemption prices which start at 65% of the liquidation preference and increase over time to 110% of the liquidation preference. The Company has agreed to file with the Securities and Exchange Commission within 60 days after the closing date of the Merger, a shelf registration statement to register for resale the Preferred Stock and common stock to be issued in the Merger. The transaction is subject to approval of holders owning at least two-thirds of the membership interests of each of BCEF and Market Partners, regulatory approvals and final documentation. If the Merger has not occurred on or before June 30, 1998 as a result of the willful failure of the Company to satisfy any conditions to the Merger that are within its reasonable ability and control to satisfy, and provided that neither BCEF nor Market Partners is in breach of the agreement or has failed to satisfy such a condition, the Company will be obligated to pay to the holders of the membership interests of each of BCEF and Market Partners, other than Excluded Holders, a penalty in the aggregate amount of $5 million in cash.

     Conversion of Area Developer Loans and Acquisition of Minority Interests. If the acquisition of BCEF and Market Partners is consummated, the Company anticipates that it will convert its loans to the 10 area developers that have waived the moratorium on conversion and in which BCEF and Market Partners have an interest. The remaining area developer in which BCEF and Market Partners have an interest, BC Northwest, L.P., the Company's area developer for the Pacific Northwest ("BC Northwest"), has not waived the loan conversion moratorium. The Company is currently negotiating the waiver of the loan conversion moratorium with BC Northwest.

     In March 1998, the Company converted its loans to BC Great Lakes, L.L.C., the Company's area developer for the Great Lakes region ("BC Great Lakes"), into an 85% equity interest in BC Great Lakes. Neither BCEF nor Market Partners has a preferred equity investment in BC Great Lakes. At the time of the conversion, BC Great Lakes owned 113 Boston Market stores in five states. The loan conversion results in the Company and its subsidiaries owning a total of 416 Boston Market stores at March 30, 1998. With respect to the two remaining area developers in which BCEF and Market Partners do not have preferred equity investments, the Company is currently negotiating conversions of its loans to these area developers, both of which loans are currently convertible. However, each of these area developers has outstanding equity interests with certain rights that the Company is seeking to eliminate or alter prior to the conversion of its loans.

     Upon obtaining a majority equity interest in any area developer, the Company will effectively control the affairs and policies of such area developer, including access to cash generated from operations. The minority equity holders in such area developer will retain certain rights requiring their consent to various transactions, including, among other things, entering into extraordinary transactions, such as a merger, consolidation or the sale of all or substantially all of the area developer's assets. In addition, so long as such minority interests remain outstanding, the Company may be subject to claims that transactions between the Company and such area developer, such as the elimination or limitation of the area developer's special distribution rights, involve conflicts of interests. The Company will seek to acquire the remaining minority interests in such area developers, which will require the Company to negotiate with the equity holders of each of its area developers. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

     As part of the proposed transaction to acquire BCEF and Market Partners, the Company has agreed not to pay cash or issue equity senior to the Preferred Stock for any interest in any of the area developers in which BCEF and/or Market Partners have investments. There can be no assurance the Company will be successful in acquiring the minority equity interests in any of its area developers, that the Company will be successful in negotiating the waiver of the loan conversion moratorium with BC Northwest or that the Company will be successful in negotiating a loan conversion with the two remaining area developers. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

     Consequences of Not Eliminating the Area Developer Structure. The Company believes that the elimination of the area developer structure is critical to the future success of its business. If the area developer structure remains in place, the Company is limited by the terms of its credit facilities in the amount of loans it can provide to its area developers to a multiple of area developer contributed capital. Without the contribution of additional third-party capital to the Company's area developers, the Company will be unable to provide its traditional form of debt financing to the area developers, and such area developers may be unable to satisfy their obligations to the Company. In such event, the Company would likely pursue its rights as a lender, which may include foreclosure or conversion of its loan. In the event the Company elects to foreclose its loan, the Company believes such foreclosure may result in one or more of such area developers seeking protection under applicable bankruptcy laws, which the Company believes would adversely affect its ability to access its revolving credit facility. In the event the Company were to convert its loans, BCEF and Market Partners could require the converted area developers to redeem their investment for cash, which the area developers would be unable to fund without additional capital resources from the Company. In such event, the Company also would be unable to fund such additional capital requirements due to, among other things, the Company's operational cash requirements. To the extent the Company is not successful in its efforts to eliminate the area developer structure, the Company believes that, in addition to not gaining the benefits described above associated with a simplified legal and financial structure, it could materially adversely affect its liquidity position, which in turn, could adversely affect its ability to meet its financial obligations and execute its business plan, including the potential rollout of the expanded store
format developed in the Charlotte test.   See "Management's Discussion and
Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources. SEE ALSO "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

AREA DEVELOPERS

     The Company has made convertible loans to its area developers to partially finance store development and working capital needs. The Company also provides to certain area developers various equipment and real estate leasing programs. See Notes 9 and 10 of Notes to Consolidated Financial Statements. The Company's loan agreements with its area developers provide for a revolving loan, with advances permitted during a two or three-year draw period (or additional draw period in the event of a loan amendment) in a predetermined maximum amount equal to three to four times the amount of the area developer's contributed capital. The loans are typically convertible into a majority equity interest in the area developer after the expiration of a moratorium period, provided generally that the area developer has completed not less than 80% of its area development commitment, or in the event of certain defaults. The loans are convertible at a conversion price set forth in the loan agreement, which price is at a premium over the per unit price paid by investors in the area developer for their equity investments. The Company may currently convert its loans to all but one of its area developers. See "--Elimination of Area Developer Structure-Conversion of Area Developer Loans and Acquisition of Minority Interests."

     Each area developer also enters into an area development agreement that provides for the opening of a specified number of stores within a defined geographic territory in accordance with a schedule of dates. Area developers are required to pay a development fee of $5,000 per store in addition to a $35,000 store franchise fee required by the franchise agreement. Area development agreements generally provide that the area developer has the exclusive right to develop and open Boston Market stores within the specified territory during the term of the development schedule. In connection with the determination by the Company and its area developers to stop further store development for 1998, the Company agreed to suspend the area developers' development obligations under their respective area development agreements.

      Each store operated by an area developer is subject to a franchise agreement between the area developer and the Company. Franchise agreements typically provide for payment of a $35,000 per store franchise fee (less any applicable franchise deposit), a 5% royalty on net revenue (gross revenue minus sales/service taxes, customer refunds and coupons, and the portion of employee meals not charged to the employee), a 2% national advertising fund contribution, a 4% local advertising fund contribution and a $10,000 minimum grand opening expenditure. Under the majority of applicable franchise agreements, the local advertising fund contribution may be increased by .25% per calendar year up to an aggregate 5% local advertising fund contribution. The Company has sought and received from certain of its area developers commitments for higher advertising expenditures.

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

     Upon acquisition of a majority equity interest in each area developer, the area development and franchise agreements are expected to remain in place, and the Company would consolidate the area developers' operations in its financial statements. Consequently, the franchise and related fees earned by the Company (including interest, royalties, real estate related fees, software fees and other fees) from such area developer would be eliminated in consolidation. The operating results of the area developer (primarily store revenue, less expenses) would be included in the Company's financial results. Such results would be adjusted for any remaining minority interest in such area developer not acquired by the Company. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

MARKETING

     The Boston Market system utilizes television, radio, newspapers, signage, direct mail and in-store point-of-purchase displays to market its business. Both Company and franchise stores contribute to a national advertising fund to pay for the development of advertising material and to a local advertising fund to pay for advertising in their respective markets. See "--Area Developers."

     As part of the Company's strategic redirection, in the second half of 1997, the Boston Market system reduced advertising spending, changed from multiple message advertising to food-focused brand-oriented advertising, lowered the level of discounting through a decreased reliance on price-promoted offers and implemented selected price increases across the system. While the Company believes that these changes, combined with its increased focus on operations, will result in improved brand positioning and long-term sales growth, the changes resulted in decreased sales during 1997 compared to the prior year. While systemwide net WPSA revenue showed improvement during the fourth quarter of 1997 versus the third quarter of 1997, systemwide net WPSA revenue during the first quarter of 1998 has been below the Company's expectations, and there can be no assurance that the change in marketing strategy will have the intended favorable long term results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." SEE ALSO "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

COMPETITION

     The food service industry is intensely competitive with respect to food quality, concept, location, service and price. In addition, there are many well-established food service competitors with substantially greater financial and other resources than the Company and with substantially longer operating histories. The Company believes that it competes with national, regional, and local take-out food service companies, quick service restaurants, casual full-service dine-in restaurants, delicatessens, cafeteria-style buffets and prepared food stores, as well as with supermarkets and convenience stores. The Company believes that Boston Market stores compete favorably in the important factors of taste, food quality, convenience, customer service and value. The Company believes that variety is a primary factor influencing customer trial and frequency. As a result, the Company has historically expanded its menu offerings and continually evaluates the Boston Market menu in its attempt to maximize customer trial and frequency. See "-The Expanded Boston Market Store Test and Potential Application to the Boston Market System."

     Competition in the food service business is often affected by changes in consumer tastes, national, regional, and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of product and local competitive factors. Multi-unit food service chains such as the Company can also be substantially adversely affected by publicity resulting from food quality, illness, injury or other health concerns (including food-borne illness claims) or operating issues stemming from one store or a limited number of stores, whether or not the Company is liable, or that affect suppliers or vendors to some or all of the Company's stores, regardless of whether such matters directly affect the Company's operations. Claims relating to foreign objects in food, food-borne illness, or operating issues are common in the food service industry and a number of such claims may exist at any given time. The Company attempts to manage or adapt to these factors, but it should be recognized that some or all of these factors could cause the Company and some or all of its area developers and franchisees to be adversely affected.

VENDORS

     The Company maintains relationships with a variety of suppliers of proteins, fresh vegetables, fruits, and other produce, spices and seasonings, paper and plastic products, smallwares, furniture, equipment, fixtures and other items and services. The Company has a national account relationship with Marriott Distribution Services Corporation, which provides for deliveries of food, paper, plastic and smallware products to participating stores several times a week at a negotiated standardized mark-up above cost. The Company has entered into supply arrangements with Tyson Foods, Inc. and its subsidiary under which the Boston Market system purchases a significant portion of its chicken, turkey and ham needs. The Boston Market system utilizes a number of other suppliers of these products, and the Company believes that alternative sources are available if current suppliers are unable to provide adequate quantities of these or other products or services at acceptable prices. The Boston Market system is subject to potential shortages or interruptions in supply caused by transportation strikes, adverse weather, or other conditions which could adversely affect the availability, quality and cost of ingredients. Certain vendors have provided funds to the Boston Market system's national advertising fund to be used for advertising, marketing and promotions.

TRADEMARKS AND SERVICE MARKS

     The Company owns a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Boston Market(R), Boston Chicken(R), Boston Carver(R) and the current Boston Market logo. In addition, the Company has trademark applications pending for a number of additional trademarks and service marks, primarily designations of particular food products and services with a "Boston" appellation.

     In addition, the Company has registered or made application to register its name (or, in certain cases, its name in connection with additional words or graphics) in more than 70 foreign countries and is currently registering the Boston Market(R) name or logo in most of such countries, although there can be no assurance that any mark is registrable in every country in which registration is sought. The Company considers its intellectual property rights to be important to its business and actively defends and enforces them.

     ENBC owns a number of Federal trademarks and service mark registrations and has Federal trademark applications pending for additional trademarks and service marks. ENBC has made application to register certain of its trademarks in approximately 70 foreign countries.

REGULATION

     Boston Market stores are required to comply with Federal, state and local government regulations applicable to consumer food service businesses generally, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions, and citizenship requirements, as well as regulations relating to zoning, construction, health, business licensing and employment. The Company believes that it and its area developers and franchisees are in material compliance with these regulations.

     Certain states and the Federal Trade Commission ("FTC") require a franchisor to transmit specified disclosure statements to potential franchisees before granting a franchise. Additionally, some states require the franchisor to register its franchise with the state before it may offer a franchise. The Company believes that its Uniform Franchise Offering Circular (together with any applicable state versions or supplements) complies with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

ENBC

     General. In March 1995, the Company made an investment in ENBC, which was created through the combination of a number of leading regional bagel retailers. ENBC owns and operates specialty retail stores that feature fresh-baked bagels, proprietary cream cheeses, specialty coffee and teas, creative soups, salads and bagel sandwiches and other related products, primarily under the Einstein Bros. Bagels brand name and also under the Noah's New York Bagels brand name. The Company owns approximately 17.3 million shares (representing approximately 51.9%) of the outstanding common stock of ENBC as of December 28, 1997. As of such date, ENBC had 574 stores in operation.

     ENBC's development strategy included the use of an area developer organization. In December 1997, ENBC converted its loans to its area developers into a majority equity interest in the area developers, and the area developers merged into a single entity known as Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"). ENBC owns 78% of Bagel Partners.

     Relationship with Boston Chicken. During fiscal 1997, the Company and ENBC were parties to fee service agreements, pursuant to which the Company provided ENBC with accounting and administration services and computer and communications services. The Company continues to provide such services to ENBC. The Company and ENBC are also parties to a sublease, pursuant to which ENBC is entitled to the non-exclusive use of aircraft leased by the Company from an unaffiliated third party leasing company. During 1997, the Company and ENBC were party to a second sublease for the use of an airplane. In addition, the Company subleases to ENBC approximately 38,000 square feet of office space (and certain common areas, including parking areas) for ENBC's support center located in Golden, Colorado. The sublease has an initial term of 5 years expiring in August 2001. ENBC also reimburses the Company for a portion of the premiums the Company pays for insurance policies covering directors and officers of the Company and ENBC. During fiscal 1997, ENBC paid the Company $3.6 million pursuant to these agreements.

     The Company has also provided to ENBC an unsecured subordinated, non-convertible credit facility providing for borrowings of up to $50.0 million. As of March 20, 1998, there was no balance outstanding under the facility. The loan terminates on June 14, 1998 if ENBC has not drawn any amounts under the loan as of such date. Interest on the loan is based on the reference rate of the Bank of America National Trust and Savings Association, plus 1.5%. Any borrowings outstanding are payable on June 15, 2003. The Company may satisfy its funding obligations under the loan facility in either cash or shares of common stock. The Company has agreed to guarantee the price of any shares of common stock delivered to ENBC in satisfaction of its obligations under the loan facility and thereafter sold by ENBC. There can be no assurance that the Company would have the resources available to fund, or that the Company would use its available resources to fund, a draw under such facility. To date, ENBC has not requested to draw upon such facility.

EMPLOYEES

     As of March 20, 1997, the Company and ENBC had approximately 12,470 employees, including approximately 400 employed at their support centers in Golden, Colorado, and approximately 12,070 employed as salaried or hourly personnel at stores owned by the Company and ENBC. None of the Company's employees are represented by any labor union or covered by any collective bargaining contract. Certain operations of ENBC's conducted in northern California at stores operated under the Noah's New York Bagels brand have from time to time been the subject of union organizing activities. One store in the San Francisco Bay area is currently in union contract negotiations and another Bay area store has received a petition for a union election. Union affiliation may have a negative impact upon employee relations and labor costs.

EXECUTIVE OFFICERS

     Set forth below are the names and ages of the executive officers of the Company, the positions they hold with the Company, and summaries of their business experience. Executive officers are elected by, and serve at the discretion of, the board of directors. The executive officers of the Company are as follows:

     Saad J. Nadhir, age 44, rejoined the Company as Co-Chairman of the Board and Chief Executive Officer in October 1997. Mr. Nadhir originally joined the Company as Vice Chairman of the Board and a director in December 1991. He became President in October 1995 and a Co-Chairman of the Board in December 1995 and held these offices until January 1997. Since January 1997, Mr. Nadhir has served as the Chairman, Chief Executive Officer and President of PFCI. From August 1990 until December 1991, he was Senior Vice President, International Development of Blockbuster Entertainment Corporation ("Blockbuster"), and from August 1989 until August 1990, he was Vice President, International Development of Blockbuster.

     Scott A. Beck, age 39, has been a director of the Company since June 1992 and has served as Chairman or Co-Chairman of the board of directors since that date. Mr. Beck became President of the Company in January 1997. From June 1992 until October 1997, Mr. Beck served as Chief Executive Officer of the Company. Mr. Beck has also served as Chairman of the Board of ENBC since July 1996 and has served as a director of ENBC since March 1995. He was Vice Chairman of the Board of Blockbuster from September 1989 until his retirement in January 1992 and Chief Operating Officer of Blockbuster from September 1989 to January 1991.

     Mark W. Stephens, age 43, joined the Company as Chief Financial Officer in October 1993 and became a Vice Chairman of the Board and a director in December 1995. From November 1992 until October 1993, he was Managing Director of Haas, Wheat & Partners Incorporated, a private investment firm. From April 1989 until November 1992, Mr. Stephens was a Senior Vice President of Grauer & Wheat Investments, Inc. Prior thereto, Mr. Stephens was Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation from 1985 until 1989 and Vice President of Merrill Lynch Private Capital from 1984 to 1985.

     Larry D. Hohl, age 43, became President of the Boston Market Concept of the Company in March 1998. From August 1995 to March 1998, Mr. Hohl served as Chief Executive Officer of BCE West, L.P., the Company's area developer for the Southwest region. From April 1994 to August 1995, Mr. Hohl served as Chief Executive Officer of Antigua Sportswear, and from April 1992 to April 1994, he served as Vice President of Nike, Inc. From November 1989 to April 1992, Mr. Hohl was Division Vice President of Pizza Hut, Inc.

     Gary A. Graves, age 38, became Executive Vice President-Finance of the Company in March 1998. From October 1996 to March 1998, Mr. Graves served as president of BC Great Lakes, L.L.C., the Company's area developer for the Great Lakes region. From December 1994 to October 1996, Mr. Graves was Division Vice President of Pizza Hut, Inc., and from August 1992 to November of 1994, he was Vice President of Pizza Hut, Inc.

     Joel M. Alam, age 40, has served as a Senior Vice President, General Counsel and Secretary of the Company since May 1997. Mr. Alam served as a Senior Vice President of ENBC from February 1997 until December 1997 and as Secretary of ENBC from April 1995 until December 1997. From April 1995 to February 1997, he was a Vice President of ENBC. From January 1994 to April 1995, he was Vice President and Associate General Counsel of the Company and from May 1993 to January 1994, he was Assistant General Counsel of the Company. Prior to that time, Mr. Alam was an associate at the Chicago law firm of Bell, Boyd & Lloyd from May 1986 to May 1993.

     Mark A. Link, age 39, became Vice President-Financial Reporting of the Company in March 1995 and became Principal Accounting Officer in December 1995. Mr. Link joined the Company in December 1993 as Director of SEC and Financial Reporting and served in that capacity until March 1995. From 1980 until December 1993, Mr. Link was employed by Deloitte & Touche, LLP where he was a Senior Manager for five years prior to joining the Company. Mr. Link is a certified public accountant.

ITEM 2.   PROPERTIES

     The Company and ENBC lease their support centers (containing their principal executive offices, Boston Market test kitchen and ENBC test bakery), which are located in approximately 157,000 square feet of space in Golden, Colorado in two separate buildings. As a result of recent reductions in its support center staff, the Company has consolidated most of its staff into one of the two buildings and is attempting to sublease the majority of the second building to a new tenant. The Company and ENBC consider their offices to be in good condition.

     The Company and ENBC also own or lease land or buildings for their company stores. In certain circumstances, the Company owns or leases land or buildings which it then leases or subleases to its area developers. Stores leased are typically leased under "triple net" leases that require payment of real estate taxes, maintenance costs, and insurance premiums and, in a few cases, percentage rent based on sales in excess of specified amounts. Generally, leases have initial terms of five years with options to renew for three additional five year periods.

ITEM 3.  LEGAL PROCEEDINGS

SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE REFORM ACT. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1 FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

     The Company and ENBC, like others in the food service business, are from time to time the subject of complaints, threat letters, or litigation from customers alleging illness, injury, or other food quality, health (including food-borne illness claims), or operational concerns. Claims relating to foreign objects in food, food-borne illness or operating issues are common in the food service industry, and a number of such claims may exist at any given time. Adverse publicity resulting from such allegations may materially adversely affect the Company and ENBC and one or more of their brands, regardless of whether such allegations are valid or whether the Company or ENBC are liable. In addition, the Company and ENBC encounter complaints and allegations from current or former employees or others from time to time, as well as other matters which are common for large businesses such as the Company and ENBC. The Company does not believe that any such matters of which it is aware are material to the Company individually or in the aggregate, but matters may arise which could adversely affect the Company or its business operations.

     The Company, three of its executive officers who are also directors (the "Individual Defendants"), certain investment banking firms which had underwritten securities offerings by the Company (the "Underwriter Defendants") and Arthur Andersen, LLP, the Company's independent public accountants ("Arthur Andersen"), are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado (the "federal proceeding"). The federal proceeding is comprised of separate actions that were consolidated into one action for pre-trial purposes on August 8, 1997. The Company, the Individual Defendants, the Underwriter Defendants and Arthur Andersen are defendants in a separate class action lawsuit filed in Jefferson County District Court in the State of Colorado (the "state proceeding"). The state proceeding is comprised of two separate actions that were consolidated into one action on November 13, 1997. Also on November 13, 1997, the judge in the state proceeding agreed to stay the state proceeding until resolution of the federal proceeding. The complaints in the federal proceeding and the state proceeding allege, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 10(b) of the Securities Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, as well as certain similar provisions of Colorado state securities statutes. The plaintiffs are seeking, among other things, (i) to certify each of the complaints as a class action on behalf of all persons who purchased securities of the Company during the purported class period, (ii) an award of unspecified compensatory damages, interests and costs to all members of the purported class and (iii) equitable
relief permitted by law, equity or federal or state statutes.   On February 10,
1998, the Company filed a motion to dismiss the complaint in the federal proceeding. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations made in such complaints.

     ENBC, certain of its current and former executive officers and directors, the underwriters in ENBC's initial public offering and Arthur Andersen, ENBC's independent public accountants, are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado. The lawsuit is comprised of separate actions that have been consolidated into one action for pre-trial purposes. In addition, an action was filed in state court in Jefferson

County, Colorado, against ENBC and certain of the other defendants, although such action has been stayed pending resolution of the federal case. The complaints in such actions allege, among other things, that ENBC and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as certain similar provisions of Colorado state law. In each case, the plaintiffs are seeking, among other things, (i) to certify their complaint as a class action on behalf of all persons who purchased common stock of ENBC during the purported class period, (ii) an award of unspecified compensatory damages, interest and costs to all members of the purported class, and (iii) equitable relief permitted by law, equity or federal or state statutes. On February 10, 1998, ENBC filed a motion to dismiss the complaint in the federal case. ENBC believes the complaints are without merit and intends to vigorously defend against the allegations made in the complaints.

     In July 1997, GFI America, Inc., a former vendor of processed beef products to the Company and its area developers, initiated an action against the Company by filing a complaint in the District Court for Hennepin County, Minnesota. In the complaint, the plaintiff asserted various causes of action including misappropriation of trade secrets, breach of contract, breach of fiduciary duty, fraud, promissory estoppel, equitable estoppel and violation of Minnesota trade secrets law arising from the Company's decision to stop purchasing processed beef products from plaintiff and commence purchasing such products from another vendor. The plaintiff sought injunctive relief and unspecified damages, reasonable attorneys' fees and costs, and such other relief available under state law. The Company removed the matter to federal court, and in October 1997, the court denied the plaintiff's motion for injunctive relief. The Company filed a motion to dismiss the complaint in September 1997. The Company's motion to dismiss is pending, and discovery continues. The Company believes the complaint is without merit and intends to vigorously defend against the allegations made in the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  THE FOLLOWING TABLE SETS FORTH THE HIGH AND LOW SALES PRICES OF THE COMMON STOCK DURING EACH OF THE COMPANY'S FISCAL QUARTERS FOR THE LAST TWO YEARS AS QUOTED ON THE NASDAQ NATIONAL MARKET AS REPORTED BY NASDAQ.

                                                                    High                           Low
                                                                  ---------                      ---------
1997:
     First Quarter (ended April 20, 1997)...........             $ 38 - 1/4                      $ 24 - 3/8
     Second Quarter (ended July 13, 1997)...........               25 - 1/2                        10 - 5/8
     Third Quarter (ended October 5, 1997)..........               15 - 5/8                        11 - 5/8
     Fourth Quarter (ended December 28, 1997).......               15 - 9/16                        6
1996:
     First Quarter (ended April 21, 1996)...........               37 - 5/8                        27 - 3/8
     Second Quarter (ended July 14, 1996)...........               37                              27 - 1/4
     Third Quarter (ended October 6, 1996)..........               36 - 3/8                        24 - 1/8
     Fourth Quarter (ended December 29, 1996).......               41 - 1/2                        31 - 3/8

  As of March 1, 1998, there were approximately 3,900 record holders of the common stock.

  The Company does not pay cash dividends on its common stock and the board of directors intends to continue a policy of retaining earnings for use in the Company's operations. The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, the Company's current senior credit facilities prohibit the payment of cash dividends on its common stock.

  During the fourth quarter of 1997, the Company issued warrants to purchase an aggregate of 86,051 shares of the Company's common stock. The warrants have an exercise price of $7.03 per share and are exercisable at any time through December 2000. Such warrants were issued in lieu of cash fees otherwise payable by the Company to certain lenders in connection with the amendment of the Company's senior credit facilities in October 1997. During the fourth quarter of 1997, the Company also amended the terms of an existing warrant to purchase an aggregate of 69,600 shares of the Company's common stock to adjust the exercise price from $37.75 per share to $10.56 per share. The warrant is exercisable at anytime through December 2001. This warrant is held by one of the Company's lenders and was amended in connection with the amendment of the Company's senior credit facilities in October 1997. All of the foregoing warrants were issued without registration under the Securities Act in reliance on section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth selected consolidated financial and store data for the Company. This data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 hereof and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 hereof.

                                                                         FISCAL YEARS ENDED (1)
                                            -------------------------------------------------------------------------------
                                               DEC. 27,       DEC. 25,          DEC. 31,          DEC. 29,         DEC. 28,
                                                 1993           1994              1995              1996             1997
                                            -------------------------------------------------------------------------------
                                                      (in thousands except per share data and number of stores)
CONSOLIDATED STATEMENTS OF OPERATIONS
 DATA:
Revenue:
   Company stores........................      $ 29,849        $  40,916        $  51,566       $   83,950       $  261,077
   Royalties and franchise related fees..        11,551           43,603           74,662          115,510          117,857
   Interest income.......................         1,130           11,632           33,251           65,048           83,434
                                            -----------        ---------        ---------       ----------       ----------
        Total revenue....................        42,530           96,151          159,479          264,508          462,368
Costs and expenses:
   Cost of products sold....................     11,287           15,876           19,737           31,160           94,736
   Salaries and benefits....................     15,437           22,637           31,137           42,172          109,424
   General and administrative...............     13,879           33,027           41,367           99,847(2)       292,534(3)
   Provision for loan losses................          -                -                -                -          128,000
   Losses of Boston Chicken area
   developers...............................          -                -                -                -           49,352(4)
                                            -----------        ---------        ---------       ----------       ----------
       Total costs and expenses..........        40,603           71,540           92,241          173,179          674,046
                                            -----------        ---------        ---------       ----------       ----------
Income (loss) from operations............         1,927           24,611           67,238           91,329         (211,678)
Other income (expense)...................          (280)          (4,161)         (12,865)          23,854(5)       (36,414)
                                            -----------        ---------        ---------       ----------       ----------
Income (loss) before income taxes
      and minority interest..............         1,647           20,450           54,373          115,183         (248,092)
Minority interest in (earnings) loss of
      subsidiaries.......................             -                -                -           (5,235)          15,785
Income taxes (benefit)...................             -            4,277           20,814           42,990           (8,415)
                                            -----------        ---------        ---------       ----------       ----------
Net income (loss)........................      $  1,647        $  16,173        $  33,559       $   66,958       $ (223,892)
                                            ===========        =========        =========       ==========       ==========
Basic earnings (loss) per share..........         $0.06            $0.43            $0.71            $1.07           $(3.32)
Diluted earnings (loss) per share........         $0.06            $0.38            $0.66            $0.99           $(3.32)
   Weighted average number of common
   and equivalent shares outstanding:
       Basic.............................        25,810           37,830           47,312           62,857           67,339
       Diluted...........................        33,113           42,879           51,072           71,143           67,339


STORE DATA (UNAUDITED):
   Systemwide Boston Market
   store revenue (6).....................      $146,992       $  370,913       $  754,488       $1,099,756       $1,197,016
   Number of Boston Market stores........           217              534              829            1,087            1,166

   Systemwide Einstein/Noah Bagel
   store revenue (7).....................                                       $  26,410(8)    $  138,251       $  302,995
   Number of Einstein/Noah Bagel stores..                                              60              315              574


                                           --------------------------------------------------------------------------------
                                               DEC. 27,            DEC. 25,        DEC. 31,      DEC. 29,       DEC. 28,
                                                 1993                1994            1995          1996           1997
                                           ----------------   ---------------   -------------  ------------  --------------
CONSOLIDATED BALANCE SHEET DATA:
      Working capital (deficit)......            $  2,788        $  32,049       $  313,483     $   58,829     $   (8,157)
      Notes receivable...............              45,716          202,500          456,034        800,519        609,175
      Total assets...................             110,064          426,982        1,073,877      1,543,616      2,005,127
      Long-term debt.................                   -          130,000          307,178        312,454        763,462
      Stockholders' equity...........            $ 94,906        $ 259,815       $  716,831     $  935,840     $  802,675

_____________________
(1) The Company's fiscal year is the 52/53-week period ending on the last Sunday in December and normally consists of 13 four-week periods. The fiscal year ended December 31, 1995 includes 53 weeks of operations.

(2)  Includes special charges of  approximately $38.0 million.

(3)  Includes special charges of approximately $120.0 million.

(4) Represents losses of area developers in which BCEF and Market Partners have preferred equity interests from the date the Company announced its intent to acquire BCEF and Market Partners.

(5)  Includes special  gains of approximately $38.2 million.

(6)  Includes net revenue for all stores in the Boston Market system.

(7)  Includes net revenue for all stores in the ENBC system.

(8)  Reflects period from March 24, 1995 (inception) through December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE REFORM ACT. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1 FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

GENERAL

     The Company's results of operations and its financial condition, as of and for the year ended December 28, 1997, have been materially affected by three major developments relating to the Company's business: (i) the redirection of the Company's business and marketing strategy to refocus on its core home meal replacement brand equities; (ii) the Company's and its area developers' mutual decision to slow new store development and close underperforming stores, and subsequent determination to stop new store development for 1998; and (iii) the determination of the Company to move to a structure in which Boston Market stores are owned by the Company instead of being owned by the Company's area developers. See "Business-General" and "Business-Elimination of Area Developer Structure." In addition, during the fourth quarter of 1997, ENBC, the Company's 51.9% owned subsidiary, converted from a franchised system to a company-owned system. See "Business-ENBC." The Company expects that its results of operations for 1998 will be materially affected by such developments, which will significantly affect the comparability of the Company's results of operations to prior reporting periods.

     As a result of these developments, the Company incurred a number of special charges. The charges, which aggregated $127.4 million, included the cost of closing stores and disposing of real estate, the discontinuation of computer software, hardware and other store-related programs associated with its former strategic direction, provisions for vendor commitments which were tied to rapid new store development and higher sales volumes and establishing an allowance to recover the advances made by the Company to fund deficits of the national advertising fund. The Company also incurred a $128.0 million charge for potential loan losses in 1997 after a determination that portions of its loans to certain of its area developers may not be recoverable. See "--Results of Operations-Fiscal Year 1997 Compared to Fiscal Year 1996-Consolidated Results of Operations-Provision for Loan Losses."

  The move to a company-owned system has significantly impacted the Company's results of operations and financial position. Commencing from the date the Company announced its intent to acquire BCEF and Market Partners, the Company recognized, in a single line item on its consolidated statement of operations, the net losses of the area developers in which BCEF and Market Partners have preferred equity investments. Such losses, which aggregated $49.4 million, include $42.0 million of special charges and non-cash charges taken by these area developers which primarily relate to store closings. The Company continues to charge such area developers royalties, franchise and related fees and interest, but the Company no longer recognizes these payments as revenue. As a result, the area developers' net losses recognized by the Company have been correspondingly reduced by the amount of the royalties, franchise and related fees and interest not recognized by the Company. Further, if the acquisition of BCEF and Market Partners is approved by the holders thereof, the Company anticipates that it will convert its loans to, and seek to acquire the remaining minority equity interests in, its area developers. See "Business-Elimination of Area Developer Structure-Conversion of Area Developer Loans and Acquisition of Minority Interests." Upon obtaining a majority equity interest in each such area developer, the Company would consolidate such area developer's results of operations and financial position into its financial statements, resulting in the revenue historically generated by the Company as lender, franchisor and service provider being replaced with revenue and operating expenses from store operations. Finally, any transaction or series of transactions in which the Company acquires its area developers would result in the Company recording a substantial amount of store-related fixed assets and goodwill. Due primarily to significant depreciation charges associated with an increased Company store base and significant goodwill amortization charges which would result from the transactions, the Company would expect to report a net loss in 1998. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

  While the timing of the acquisition of BCEF and Market Partners is uncertain, the Company expects to complete the acquisition by the end of the second quarter of 1998. The acquisition of BCEF and Market Partners and any subsequent acquisition of a majority equity interest in each area developer will have a material impact on the Company's financial statements. The Boston Market area developers have incurred net losses of $257.3 million in 1997 (excluding $80.0 million in store closure charges) and $155.5 million in 1996 (excluding $1.0 million in store closure charges). Such losses include royalties, franchise and related fees and interest paid to the Company ($124.0 million in 1997 and $113.9 million in 1996) and depreciation and amortization charges ($45.8 million in both 1997 and 1996). The net loss amounts for each of the fiscal years represent the aggregate net loss amounts for all area developers, the operations of which were not consolidated into the Company's financial statements as of the date the Company first reported such losses for such fiscal year. While a 100% company-owned structure would eliminate royalties, franchise and related fees and interest paid to the Company, there can be no assurance that a company-owned system can achieve profitability. In addition, in the event the Company is unsuccessful in eliminating the area developer structure, the Company believes its liquidity position could be materially adversely affected. See "--Liquidity and Capital Resources." SEE ALSO "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

  The Company believes that systemwide cash flow will be affected less by the transition to a company-owned system than will the Company's consolidated results of operations. The Company's current objective is to achieve Boston Market systemwide cash flow for fiscal 1998 of between $75 million and $100 million. Systemwide cash flow consists of earnings before income taxes, depreciation and amortization expenses and financing expenses for the Boston
Market system.   Systemwide cash flow is dependent upon a number of factors, including the number of Boston Market stores in operation systemwide, net weekly per store average ("WPSA") revenue and cash flow of such stores and systemwide overhead expenses. Net WPSA revenue represents the weekly per store average revenue after customer coupons and discounts and employee discounts, based upon the actual number of days the stores are open in the reporting period. The Company's systemwide cash flow objective assumes net WPSA revenue levels of between $19,000 and $20,000 for fiscal year 1998, with store cash flow margins between 14% to 16% of net revenue. The Company's cash flow objective also assumes that systemwide overhead for 1998 will be between $85 million and $95 million, excluding severance costs. There can be no assurance that the Boston Market system will achieve the net WPSA revenue, cash flow margins or systemwide overhead levels necessary to achieve its systemwide cash flow objective. Systemwide cash flow should not be considered an alternative to operating or net income as an indicator of the Company's operational performance, nor as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. See "--Liquidity and Capital Resources." SEE ALSO "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

  The Company's future financial condition and results of operations are subject to uncertainties relating to certain litigation against the Company. See Note 9 to Notes to Consolidated Financial Statements. Because such litigation is at a preliminary stage, the Company is unable to make a meaningful estimate of any loss that could result from an unfavorable outcome in any such litigation. The Company believes that all such litigation is without merit and intends to vigorously defend against the allegations contained therein. SEE ALSO "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.


RESULTS OF OPERATIONS

Fiscal Year 1997 Compared to Fiscal Year 1996

The Boston Market System

  Total systemwide Boston Market net revenue was $1.2 billion for fiscal 1997
compared to $1.1 billion for fiscal 1996.   The increase in systemwide net
revenue was due to an increase in the number of Boston Market stores (an average of 1,154 for 1997 compared to 930 for 1996) offset by lower systemwide net WPSA revenue per Boston Market store ($19,871 for 1997 compared to $22,461 for 1996). The Company believes the decline in systemwide net WPSA revenue was primarily attributable to an ineffective marketing strategy utilized during the first half of the year, followed by sharp reductions in coupons and discounts and media spending during the second part of the year. The cost of promoted offers in the Boston Market system, net of vendor allowances, expressed as a percentage of systemwide gross revenue, was 6.9% for the first half of 1997 compared to 3.8% for the second half of 1997. Media spending for the Boston Market system declined from $81.3 million during the first half of 1997 to $43.7 million during the second half of 1997.

Results of Company Stores

  The following table sets forth store performance data for the Boston Market stores owned by the Company and its subsidiaries ("Company stores") for fiscal 1996 and 1997 (excluding three Denver test stores in 1996 and one Denver test store in 1997) (in thousands of dollars, except numbers of stores and net WPSA revenue). Such amounts exclude unallocated capital charges, income taxes and non-store overhead costs, including accounting, administration and discretionary advertising:

                                                                 Fiscal Year Ended
                                        ------------------------------------------------------------------
                                               December 29, 1996                   December 28, 1997
                                        -----------------------------      -----------------------------
   Number of Company stores
   at  year end......................                   104                                306
   Net WPSA revenue for the year.....              $ 23,643                           $ 20,181

   Net sales.........................   $ 73,512.7             100.0%      $231,248.4             100.0%
   Food and paper costs..............     27,441.7              37.3%        84,666.3              36.6%
   Salaries and benefits.............     18,470.6              25.1%        58,197.9              25.2%
   Operating expenses................      5,656.8               7.7%        22,250.3               9.6%
   Occupancy and advertising costs...      8,080.8              11.0%        31,303.5              13.5%
                                        ----------           --------      ----------           --------
   Store cash flow...................   $ 13,862.8              18.9%      $ 34,830.4              15.1%
                                        ==========           ========      ==========           ========

  The increase in net sales was due to a higher average number of stores operating during 1997, partially offset by lower net revenue per store. The average number of Company stores for 1997 was 231 compared to 64 for 1996. The Company believes the factors contributing to the overall Boston Market system's decrease in net WPSA revenue also contributed to the decline in Company store net WPSA revenue. See "--The Boston Market System."

  Store cash flow increased $21.0 million for 1997 compared to 1996 due to an increase in the number of Company stores, however, store cash flow margins decreased from 18.9% for 1996 to 15.1% for 1997. While Company stores were able to manage their variable and semi-variable costs (food and paper costs and salary and benefits) as net WPSA revenue declined, rent, utilities and other relatively fixed store operating costs resulted in decreased store margins.

Consolidated Results of Operations

  Revenue. Total revenue increased $197.9 million or 75% for 1997 compared to 1996. Revenue from Company stores increased $177.1 million or 211% for 1997 compared to 1996, with Company stores accounting for $156.5 million of the increase and ENBC company stores accounting for the remaining $20.6 million of the increase. Interest income increased $18.4 million or 28% for 1997 compared to 1996 due to higher outstanding loan balances associated primarily with the additional stores opened by Boston Market and ENBC area developers and
investment overhead incurred by such area developers.   Royalties and franchise
related fees increased $2.3 million or 2% for 1997 compared to 1996. As a result of the Company's intent to acquire BCEF and Market Partners, the Company, beginning in October 1997, stopped recognizing royalties, franchise and related fees and interest from 11 of its 14 area developers. Also, as a result of certain area developers generating insufficient cash on a cumulative basis from store operations, capital contributions and other sources (excluding borrowings from the Company) to pay royalties, interest and franchise fees when due, the Company has not recognized approximately $5.3 million of revenue during the
fourth quarter of 1997.   Further, ENBC's conversion to a company-owned system
has resulted in revenue historically generated by ENBC as a lender, franchisor and service provider being replaced with revenue and operating expenses from ENBC store operations. Consequently, royalties, franchise related fees and interest income will account for a smaller percentage of total revenue in 1998 and future years.

  Cost of Products Sold. As a result of a higher average number of Company stores operating during the year, cost of products sold increased $63.6 million or 204% for 1997 compared to 1996. Cost of products sold, as a percentage of net revenue, declined from 37.1% for 1996 to 36.3% for 1997 as a result of price increases introduced in the third quarter of 1997, operational improvements in food usage and purchasing efficiencies.

  Salaries and Benefits. Salaries and benefits increased $67.3 million or 160% for 1997 compared to 1996, primarily as a result of the higher average number of Company stores operating in 1997. The increase was also due to the inclusion of ENBC employees for the entire reporting period in 1997 compared to only a portion of the reporting period in 1996 and a special charge of $7.4 million relating to workforce reductions to streamline the Boston Market support center organization.

  General and Administrative. Included in general and administrative expenses for 1997 were special charges of $120.0 million primarily for asset write-downs and provisions associated with the Company's strategic redirection and the moratorium on new store development. Also included in general and administrative expenses for 1997 were special charges of $15.5 million incurred by ENBC primarily in connection with its transition to a company-owned system. Included in general and administrative expenses for 1996 were special charges of $38.0 million for asset write-downs and a provision to purchase certain store equipment from Boston Market area developers. Absent these items, general and administrative expenses increased $95.2 million or 154% for 1997 compared to 1996. The increases in general and administrative expenses, exclusive of the special charges, included $61.5 million associated with operating a larger Company store base and $23.0 million of greater depreciation and amortization expense resulting primarily from the acquisition of Company stores and ENBC's conversion to a company-owned system. In addition, the increase was due to the inclusion of ENBC's general and administrative expenses for the entire reporting period in 1997 compared to only a portion of the reporting period in 1996.

  Provision for Loan Losses.   The Company established a $128.0 million
provision for potential loan losses in 1997 after a determination that portions of its loans to certain of its area developers may not be recoverable. The provision for potential loan losses was based upon a number of factors that management deemed relevant, including the use of loan proceeds, the form and amount of consideration proposed in the acquisition of BCEF and Market Partners, and evaluations regarding the cost and availability of capital and the value of the collateral securing the loans. There can be no assurance that the Company's loan recoverability analysis will not result in the Company establishing additional provisions for potential loan losses in subsequent quarters. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

  Losses of Boston Chicken, Inc.'s Area Developers. Since October 1997, the Company has recognized, in a single line item on its statement of operations, the net losses of the area developers in which BCEF and Market Partners have preferred equity interests. Such losses, which aggregated $49.4 million, include $42.0 million of special charges and non-cash charges taken by these area developers, which primarily relate to store closures. Such amount represents the net losses (reduced by the amount of royalties, franchise and related fees and interest not recognized by the Company) of the area developers commencing from the date the Company announced its intent to acquire BCEF and Market Partners in October 1997. The Company will continue to recognize the area developer net losses in a single line item on its statement of operations until it has acquired a majority equity interest in such area developers through conversion of its convertible loans to such area developers or other acquisition by the Company of such area developers. Upon acquisition of a majority equity interest in an area developer, the Company will then consolidate such area developer's results of operations in its financial statements.

  Other Income (Expense). The Company incurred other expenses of $36.4 million in 1997 compared to other income of $23.9 million in 1996. Interest expense, net increased from $14.4 million in 1996 to $38.2 million in 1997 primarily as a result of the Company's issuance in 1997 of $287.5 million of convertible subordinated debentures and ENBC's issuance of $125.0 million of convertible subordinated debentures and lower interest income earned in 1997 compared to 1996. Offsetting interest expense were gains of $38.2 million in 1996 and $0.2 million in 1997, as a result of ENBC issuing shares of its common stock to third parties at prices per share greater than the Company's carrying value.
See Note 13 of Notes to Consolidated Financial Statements.

  Income Taxes. Based upon the Company's pretax loss of $248.1 million, the Company was entitled to a tax benefit of $94.9 million. However, primarily as a result of the uncertainty of having sufficient future taxable income to utilize the losses generated in the current year, the income tax benefit for 1997 was limited to $8.4 million.

  Minority Interest. The combined minority interest in losses of majority-owned subsidiaries of the Company was $15.8 million in 1997 as a result of the allocation of losses incurred by the Company's majority-owned subsidiaries to the minority investors in such subsidiaries.

Fiscal Year 1996 Compared to Fiscal Year 1995

  Revenue. Total revenue increased $105.0 million or 66% for 1996 compared to 1995. Royalties and franchise related fees increased $40.8 million or 55%, primarily attributable to higher royalties resulting from an increase in revenue from Boston Market franchised stores and the inclusion of ENBC royalties from the date of conversion of the Company's loan to ENBC into shares of ENBC common stock. Total Boston Market systemwide store revenue increased due primarily to an increase in the number of Boston Market stores open and higher average revenue per store. ENBC's royalties and franchise related fees accounted for 37% of the increase in royalty and franchise related fees for 1996. Interest income increased $31.8 million or 96% compared to 1995 due to higher outstanding loan balances associated primarily with the increases in stores opened by Boston Market and ENBC area developers. ENBC's interest income from area developer financing accounted for 16% of the increase in interest income.

  Revenue from Company stores is significantly affected by the average number of such stores operating in the periods being compared. The average number of Company stores for 1996 was 64 compared to 37 for 1995. This change in average number of stores is attributable to the timing of the sale of stores to area developers in 1995 and the acquisition of stores from area developers in 1996. Revenue from Company stores increased $32.4 million or 63% for 1996 compared to 1995. The increase for the fiscal year was due to a combination of a higher average number of Company stores operating during fiscal 1996 and the inclusion of ENBC's company stores from the date of conversion of the ENBC loan. Revenue from ENBC company stores accounted for 24% of the increase in store revenue for the fiscal year.

  Cost of Products Sold. As a result of a higher average number of Company stores operating during the year, cost of products sold increased $11.4 million or 58% for 1996 compared to 1995. ENBC's company stores accounted for 24% of the increase in cost of products sold for the fiscal year. Cost of products sold, as a percentage of Company store revenue, decreased from 38.3% in 1995 to 37.1% in 1996. The decrease in the percentage was attributable to the inclusion of ENBC's company stores (from the date of conversion of the ENBC loan) which have a lower cost of sales than Boston Market stores and improved management of waste and operational variability at Boston Market stores.

  Salaries and Benefits. Salaries and benefits increased $11.0 million or 35% for 1996 compared to 1995, primarily as a result of the higher average number of Company stores operating in 1996. The increase was also due to the inclusion of ENBC employees from the date of conversion of the Company's loan to ENBC and an increased number of employees at the Company's support center necessary to support systemwide expansion. ENBC accounted for 39% of the increase in salaries and benefits for the year.

  General and Administrative. Included in general and administrative expenses for 1996 were special charges of approximately $38.0 million for asset write-downs and a provision to purchase certain store equipment from Boston Market area developers. Absent these items, general and administrative expenses increased $20.5 million or 50% for 1996. The increase for the year was primarily attributable to greater depreciation and amortization expense, an increase in the general and administrative expenses at the support center necessary to support systemwide expansion, and inclusion of ENBC's general and administrative expenses from the date of conversion of the Company's loan to ENBC. Excluding the non-recurring charges, ENBC accounted for 38% of the increase in general and administrative expenses for the year. The increase in depreciation and amortization expense was primarily attributable to a higher fixed asset base reflecting the Company's and ENBC's investment in support center infrastructure as well as the goodwill associated with the acquisition of the interest in Mid-Atlantic Restaurant Systems L.P. and the conversion of the ENBC loan.

  Other Income (Expense). Included in other income (expense) for the year was a $38.2 million gain recognized as a result of ENBC issuing shares of its common stock to third parties at prices per share greater than the Company's carrying value. See Note 13 of Notes to Consolidated Financial Statements. Absent this gain, the Company had a net expense of $14.3 million compared to a net expense of $12.9 million in 1995. This increase was due to additional interest expense incurred in 1996 resulting from the Company's Liquid Yield Option Notes due June 1, 2015 ("LYONs") being outstanding during all of 1996 versus only a portion of the year in 1995.

  Income Taxes. The provision for income taxes for 1996 reflects the Company's expected effective tax rate.

  Minority Interest. The minority interest in the earnings of subsidiary of $5.2 million for 1996 represents the minority ownership interest in the earnings of ENBC.

Fiscal Year 1995 Compared to Fiscal Year 1994

  Revenue. Total revenue increased $63.3 million or 66% for 1995 compared to 1994. Royalty and franchise related fees increased $31.1 million or 71% primarily due to an increase in royalties attributable to the larger base of franchise stores operating systemwide, from 493 stores at December 25, 1994 to 826 stores at December 31, 1995 and an increase in lease and real estate services income. Interest income increased as a result of increased loans made to certain area developers.

  Revenue from Company stores increased $10.7 million or 26% for 1995 due to a combination of a higher average number of Company stores open and higher average store revenue during 1995. The Company had three Company stores at December 31, 1995, compared to 41 at December 25, 1994. During 1995, the Company sold 91 Company stores that it had opened to seed development in start-up markets prior to executing area development agreements for such markets. The Company's seeding program concluded in 1995 as a result of the completion of its nationwide area developer network.

  Cost of Products Sold. Cost of products sold increased $3.9 million or 24% for 1995 compared to 1994 primarily due to an increase in the number of Company stores open and higher average store revenue during the year.

  Salaries and Benefits. Salaries and benefits increased $8.5 million or 38% in 1995 compared to 1994. The increase resulted from an increase in the number of employees at the Company's support center necessary to support systemwide expansion and an increase in the number of employees at Company stores due to a higher average number of Company stores open during the year.

  General and Administrative. General and administrative expenses increased $13.4 million or 48% for 1995 compared to 1994. The increase is attributable to the continued development of the Company's support center infrastructure necessary to support systemwide expansion and higher general and administrative expenses at Company stores resulting from a higher average number of Company stores open during the year.

  Other Expense. The Company incurred other expense of $12.9 million in 1995 compared to other expense of $4.2 million in 1994. This increase reflects higher net interest expense, primarily attributable to the Company's 4 1/2% convertible subordinated debentures, which were outstanding during all of 1995, interest expense on the Company's LYONs commencing in June 1995, and short-term borrowings under its credit facility, partially offset by higher interest income.

  Income Taxes. The provision for income taxes for 1995 reflects the Company's expected effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Historic Sources and Uses of Cash

     The Company's primary sources of capital have been from issuance of equity and debt securities and internally generated cash from operations. In 1997, the Company issued $287.5 million in aggregate principal amount of its 7 3/4% convertible subordinated debentures due 2004, and ENBC issued $125.0 million in aggregate principal amount of its 7 1/4% convertible subordinated debentures due 2004. In 1996, the Company generated approximately $100.3 million from the issuance of common stock, and ENBC raised net proceeds of $174.6 million from the sale of its common stock, including purchases by the Company of $45.9
million of shares of ENBC's common stock.   During 1995, the Company completed
the sale of LYONs, for which the Company received gross proceeds of approximately $172.5 million and sold shares of its common stock for net proceeds of approximately $342.0 million. Cash provided from operations generated $58.2 million, $144.9 million and $55.5 million in 1997, 1996 and 1995, respectively.

     The Company's primary use of capital has been to fund loan obligations to its financed area developers. As of December 28, 1997, the Company had secured loan commitments to its Boston Market area developers aggregating $842.1 million, of which $800.0 million had been advanced. As of December 28, 1997, ENBC had converted all of its loans to its area developers. Net loan advances to both Boston Market and ENBC area developers were $478.8 million in 1997 (consisting of $1,284.6 million of loan advances, net of $805.8 million of loan repayments), $378.3 million in 1996

(consisting of $1,198.8 million of loan advances, net of $820.5 million of loan repayments), and $210.2 million in 1995 (consisting of $549.2 million of loan advances, net of $339.0 million of loan repayments). The annual increases in loan advances were attributable to new store development and the funding of development overhead incurred by the Company's and ENBC's area developers and consolidation among area developers.

     During 1997, the Company added 118 Boston Market stores to its Company store base by converting its loan to BC New York, L.L.C. ("BCNY") into a 73% equity interest in BCNY. As of the date of the conversion, total loan advances to BCNY were $80.0 million. Also during 1997, the Company added 53 Boston Market stores to its Company store base by converting its loan to Mayfair Partners, L.P. ("Mayfair") into a 73% equity interest in Mayfair. As of the date of the conversion, total loan advances to Mayfair were $56.0 million. Also during the year, the Company issued approximately 0.5 million shares of its common stock to acquire the remaining minority interest in Mid-Atlantic Restaurant Systems L.P. and a portion of the minority interest in BCNY. During 1997, the Company issued approximately 3.8 million shares of its common stock to acquire additional Boston Market stores, real estate and other assets from various area developers and convertible debt securities from one of its area developers under its loan agreement with such area developer. The Company believes that as of December 28, 1997, substantially all of the shares of the common stock issued in the above transactions were sold by the area developers, with the area developers using a majority of the proceeds of the sales to pay down their outstanding indebtedness to the Company.

     The Company's other uses of capital have included development of its corporate infrastructure, acquiring real estate and developing Company stores and ENBC company stores, which expenditures aggregated $44.7 million, $99.8 million and $112.4 million in 1997, 1996 and 1995, respectively. These capital expenditures have been partially offset with cash proceeds primarily from selling Company stores and ENBC company stores and financing land, building and equipment, which proceeds aggregated $12.1 million, $75.5 million and $72.5 million in 1997, 1996 and 1995, respectively.

Expected Sources and Uses of Cash

     For 1998, the Company expects that its primary sources of cash will be from store operations and borrowings under its revolving credit facility. In 1997, the Company's senior lenders amended the Company's senior secured credit facilities to, among other things, modify the financial covenants, collateral and availability under the facilities. The revised financial covenants use systemwide performance measures including average weekly net revenue (average weekly gross revenue net of customer coupons and discounts) ("average weekly net revenue"), systemwide store cash flow, systemwide overhead and systemwide cash flow. In connection with the amendment to its senior credit facilities, the Company was required to (i) pledge to the lenders additional collateral, (ii) amend its secured loan agreements with a majority of its area developers to terminate the moratorium on the Company's ability to convert such loans into a majority equity interest in the area developers and (iii) limit to $10.0 million the Company's use of cash consideration in any acquisition of BCEF and Market Partners. Subject to compliance with the revised financial covenants, the amended revolving credit facility provides for an $85.0 million maximum commitment, $10.0 million of which was outstanding at March 20, 1998. The $10.0 million was drawn to fund an escrow established in connection with the acquisition of BCEF and Market Partners.

     In March 1998, the Company entered into an agreement with BCEF and Market Partners to acquire BCEF and Market Partners. The agreement calls for the Company to acquire BCEF and Market Partners through a proposed merger of BCEF and Market Partners with and into a wholly-owned subsidiary of the Company for aggregate consideration of $126.8 million aggregate liquidation preference of 10% Series A Exchangeable Preferred Stock of the Company (the "Preferred Stock"), 3.5 million shares of common stock of the Company and $10.0 million in cash. The 10% dividend payable quarterly on the Preferred Stock is payable, at the Company's option, in either additional shares of Preferred Stock or cash for a period of three years and is payable in cash thereafter. The Preferred Stock is optionally redeemable by the Company at any time, in cash, at redemption prices which start at 50% of the liquidation preference and increase over time. The Preferred Stock is mandatorily redeemable in 2005 at a price of 110% of the liquidation preference. The transaction is subject to approval of holders owning at least two-thirds of the interests of each of BCEF and Market Partners, regulatory approvals and final documentation. The Company expects to incur costs related to the transaction of between $8 million and $10 million. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

     As a result of the Company's decision to transition to a company-owned structure and the plan to potentially integrate elements of the Charlotte test into existing Boston Market stores, the Company and its area developers determined to stop new store development. Consequently, the Company's primary use of capital in 1998 by the Boston Market system will be to satisfy its current liabilities, maintain existing stores, refine prototypes of the expanded Boston Market store, retrofit portions of the existing store base to incorporate elements of the expanded Boston Market store format and continue investments in the corporate infrastructure. However, to the extent the Company is unsuccessful in eliminating its area developer structure, the provisions of the Company's credit facilities that limit the amount of loans the Company can provide to its area developers may result in the Company being unable to provide its traditional form of debt financing to its area developers. As a result, such area developers may be unable to satisfy their obligations to the Company. If the Company attempts to foreclose its loans to such area developers, the Company believes that such foreclosures may result in one or more of such area developers seeking protection under applicable bankruptcy laws, which the Company believes would adversely affect its ability to access its revolving credit facility. Thus, to the extent the Company is not successful in its efforts to eliminate its area developer structure, the Company believes its liquidity position could be materially adversely affected, which in turn, could adversely affect the Company's ability to meet its financial obligations and execute its business plan. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

   The Company's current objective is to achieve average systemwide net WPSA revenue levels of between $19,000 and $20,000 for fiscal year 1998. Based on such levels, the Company believes that it will have sufficient liquidity through 1998 from cash from operations and borrowings under the revolving credit facility to meet its financial obligations and execute its business plan, including the contemplated conversion of 75-100 Boston Market stores to the expanded Boston Market store format. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

  The facilities agreement governing the Company's revolving credit facility and its other senior credit facilities require average weekly net revenue of at least $17,500 for the first quarter of fiscal 1998, $18,000 for the second quarter of fiscal 1998, $18,500 for the third quarter of fiscal 1998 and $19,000 for the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. Thereafter, average weekly net revenue is required to be at least $20,000. Systemwide average weekly net revenue for the first 12 weeks of the first quarter of fiscal 1998 has been below the Company's expectations and below the level required for the entire quarter by the covenant in the facilities agreement. The Company believes net average weekly revenue levels were below expectations for such period primarily because of the limited success of new casseroles and the resulting diversion of focus from the Company's core products and adverse regional weather conditions. While the Company believes, based upon its experience with the historical pattern of the Boston Market system's first quarter's sales and the marketing programs in place during the remainder of the quarter, that the Boston Market system can achieve sufficient improvement in average weekly net revenue during the remainder of the quarter to comply with the financial covenant, there can be no assurance that average weekly net revenue will improve or that the Company will comply with the financial covenant. If the Company is in violation of the facilities agreement, the Company will be unable to draw on its revolving credit facility. To the extent the Company does not have borrowing availability under the revolving credit facility, the Company will be required to obtain additional sources of capital, obtain an amendment to its revolving credit facility or otherwise restructure its existing indebtedness. If the Company is unable to obtain additional capital, obtain an amendment to its revolving credit facility or otherwise restructure its outstanding indebtedness, the Company may not be able to meet its obligations. In addition, if the Company is in violation of the facilities agreement, upon action of the required number of lenders, the outstanding principal balances under the Company's revolving credit facility and other senior credit facilities, which in the aggregate totaled approximately $241.8 million as of March 20, 1998 may be accelerated. Any such acceleration would also permit holders of other senior and subordinated debt of the Company to exercise their remedies, which include acceleration of their debt which in the aggregate totaled approximately $621.4 million as of March 20, 1998. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

YEAR 2000

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using the "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company is currently assessing the impact to its operations of addressing the Year 2000 issues. Based upon its preliminary assessment, the Company believes that its internal systems and those supplied to it by third parties are or will be Year 2000 compliant by the year 2000 without any material additional expense. Year 2000 considerations may, however, impact vendors or financial institutions with which the Company has relationships, indirectly affecting the Company. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1.

SEASONALITY

  Historically, the Company has experienced lower average store revenue in the months of January and February as a result of inclement weather.

IMPACT OF INFLATION

  The Company and ENBC believe that inflation has not had a material impact on its operations to date. Substantial increases in labor, employee benefits, food and other operating expenses could adversely affect the operations of Boston Market, Einstein Bros. Bagels and Noah's New York Bagel stores.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

The following table shows quarterly financial results for fiscal 1996 and 1997. The first quarter consists of four four-week periods and the second, third and fourth quarters consist of three four-week periods.

                                               FIRST                  SECOND                   THIRD                    FOURTH
                                              QUARTER                 QUARTER                 QUARTER                   QUARTER
                                              -------                 -------                 -------                   -------
1997:
-----

Revenue.........................             $116,764                $116,596                $110,826                 $ 118,182
Income (Loss) from Operations...               46,021                  39,846                  31,559                  (329,104)
Net Income (Loss)...............               21,448                  17,238                  10,964                  (273,542)
Basic Earnings (Loss) per
   Share........................             $   0.33                $   0.26                $   0.16                 $   (3.83)
Diluted Earnings (Loss) per
   Share........................             $   0.31                $   0.25                $   0.16                 $   (3.83)

1996:
-----

Revenue.........................              $47,347                 $64,561                 $74,310                   $78,290
Income from Operations..........               28,547                  29,860                  19,513                    13,409
Net Income......................               15,649                  15,916                  17,300                    18,093
Basic Earnings  per  Share......              $  0.26                 $  0.25                 $  0.27                   $  0.28
Diluted Earnings per Share......              $  0.24                 $  0.23                 $  0.25                   $  0.26

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants....................................  29

Consolidated Financial Statements:

  Consolidated Balance Sheets at December 29, 1996 and December 28, 1997....  30

  Consolidated Statements of Operations for the fiscal years ended
   December 31, 1995, December 29, 1996, and December 28, 1997..............  31

  Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 1995, December 29, 1996, and December 28, 1997........  32

  Consolidated Statements of Cash Flows for the fiscal years ended
   December 31, 1995, December 29, 1996, and December 28, 1997..............  33

  Notes to Consolidated Financial Statements................................  34

Report of Independent Public Accountants on Schedule........................  58

Supplemental Schedule.......................................................  59

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Boston Chicken, Inc.:

  We have audited the accompanying consolidated balance sheets of Boston Chicken, Inc. (a Delaware corporation) and subsidiaries as of December 29, 1996 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Chicken, Inc. and subsidiaries as of December 29, 1996 and December 28, 1997, and the results of their operations and their cash flows for the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997 in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN  LLP


Denver, Colorado
February 18, 1998
(except Notes 6, 10 and
15 as to which the date
is March 30, 1998)

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                             DECEMBER 29,              DECEMBER 28,
                                                                                 1996                      1997
                                                                         -------------------      -------------------
     ASSETS
     ------
Current Assets:
     Cash and cash equivalents.................................              $  100,800               $   90,559
     Accounts receivable, net..................................                  22,438                   13,894
     Due from affiliates, net..................................                  10,246                        -
     Inventories...............................................                   2,585                   16,132
     Prepaid expenses and other current assets.................                   1,465                    1,436
     Deferred income taxes.....................................                   8,928                    2,353
                                                                         -------------------      -------------------
         Total current assets..................................                 146,462                  124,374
Property and Equipment, net....................................                 334,748                  530,582
Notes Receivable, net-Boston Chicken, Inc......................                 654,432                  609,175
Notes Receivable-Einstein/Noah Bagel Corp......................                 146,087                        -
Deferred Financing Costs, net..................................                  13,361                   24,570
Goodwill, net..................................................                 190,439                  639,364
Other Assets, net..............................................                  58,087                   77,062
                                                                         -------------------      -------------------
          Total assets.........................................              $1,543,616               $2,005,127
                                                                         ===================      ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
     Accounts payable..........................................              $   40,430               $   33,205
     Accrued expenses..........................................                  33,817                   85,207
     Other current liabilities.................................                   2,730                   14,119
     Deferred franchise revenue................................                  10,656                        -
                                                                         -------------------      -------------------
          Total current liabilities............................                  87,633                  132,531
Deferred Franchise Revenue.....................................                   7,740                    5,723
Convertible Subordinated Debt-Boston Chicken, Inc..............                 129,841                  417,020
Convertible Subordinated Debt-Einstein/Noah Bagel Corp.........                       -                  125,000
Liquid Yield Option Notes......................................                 182,613                  197,442
Senior Term Loan-Einstein/Noah Bagel Corp......................                       -                   24,000
Deferred Income Taxes..........................................                  40,216                    2,353
Other Noncurrent Liabilities...................................                   6,292                   44,753
Minority Interests.............................................                 153,441                  253,630
Commitments and Contingencies
Stockholders' Equity:
     Preferred Stock----$.01 par value; authorized  20,000,000
      shares; no shares issued and outstanding.................                       -                        -
     Common Stock----$.01 par value; authorized 480,000,000
      shares; issued and outstanding: 64,245,868 shares in 1996
       and 71,400,179  in 1997.................................                     642                      714
    Additional paid-in capital.................................                 827,611                  918,266
    Retained earnings (deficit)................................                 107,587                 (116,305)
                                                                         -------------------      -------------------
                                                                                935,840                  802,675
                                                                         -------------------      -------------------
          Total liabilities and stockholders' equity...........              $1,543,616               $2,005,127
                                                                         ===================      ===================

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            FISCAL YEARS ENDED
                                             ------------------------------------------------------------------------------
                                                  DECEMBER 31,                DECEMBER 29,                 DECEMBER 28,
                                                      1995                        1996                         1997
                                             --------------------        --------------------        ----------------------
                                                   (53 WEEKS)
Revenue:
  Company stores.............................            $ 51,566                    $ 83,950                     $ 261,077
  Royalties and franchise related fees.......              74,662                     115,510                       117,857
  Interest income............................              33,251                      65,048                        83,434
                                             --------------------        --------------------        ----------------------
     Total revenue...........................             159,479                     264,508                       462,368
Costs and Expenses:
  Cost of products sold......................              19,737                      31,160                        94,736
  Salaries and benefits......................              31,137                      42,172                       109,424
  General and administrative.................              41,367                      99,847                       292,534
  Provision for loan losses..................                   -                           -                       128,000
  Losses of Boston Chicken Inc.'s area
     developers..............................                   -                           -                        49,352
                                             --------------------        --------------------        ----------------------
     Total costs and expenses................              92,241                     173,179                       674,046
                                             --------------------        --------------------        ----------------------
Income (Loss) from Operations................              67,238                      91,329                      (211,678)
Other Income (Expense):
  Interest expense, net......................             (13,179)                    (14,446)                      (38,209)
  Gain on issuances of subsidiary's
    stock....................................                   -                      38,163                           192
  Other income, net..........................                 314                         137                         1,603
                                             --------------------        --------------------        ----------------------
     Total other income (expense)............             (12,865)                     23,854                       (36,414)
                                             --------------------        --------------------        ----------------------
Income (Loss) Before Income Taxes
     and Minority Interest...................              54,373                     115,183                      (248,092)
Income Taxes (Benefit).......................              20,814                      42,990                        (8,415)
Minority Interest in (Earnings) Loss
     of Subsidiaries.........................                   -                      (5,235)                       15,785
                                             --------------------        --------------------        ----------------------
Net Income (Loss)............................            $ 33,559                    $ 66,958                     $(223,892)
                                             ====================        ====================        ======================


Basic Earnings (Loss) Per Share..............               $0.71                       $1.07                        $(3.32)
                                             ====================        ====================        ======================
Diluted Earnings (Loss) Per Share............               $0.66                       $0.99                        $(3.32)
                                             ====================        ====================        ======================
Weighted Average Number of
  Shares Outstanding:
    Basic....................................              47,312                      62,857                        67,339
                                             ====================        ====================        ======================
    Diluted..................................              51,072                      71,143                        67,339
                                             ====================        ====================        ======================


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                              Fiscal Years Ended
                                                  -----------------------------------------------------------------------
                                                      December 31,             December 29,               December 28,
                                                          1995                     1996                       1997
                                                  -------------------      -------------------      ---------------------
COMMON STOCK ($.01 par value)
  Balance at beginning of year...............                $    447                 $    591                  $     642
  Issuance of common stock...................                     125                       30                          -
  Conversion of convertible debt
    into common stock........................                       1                        -                          -
  Conversion of liquid yield option
    notes into common stock..................                       1                        3                          -
  Issuance of common stock in
    connection with acquisitions.............                      12                        5                         48
  Stock options..............................                       5                       13                         24
                                                  -------------------      -------------------      ---------------------
  Balance at end of year.....................                $    591                 $    642                  $     714
                                                  ===================      ===================      =====================
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year...............                $252,298                 $675,611                  $ 827,611
  Issuance of common stock, net of
    offering cost of  $13,851 in 1995 and
    $848 in 1996.............................                 383,784                  100,232                          -
  Conversion of convertible debt
    into common stock........................                     127                       31                        321
  Conversion of liquid yield option
    notes into common stock..................                   3,232                    8,192                         26
  Issuance of common stock in
    connection with acquisitions.............                  30,675                   14,709                     63,899
  Issuance of warrants.......................                       -                    8,373                        319
  Stock options, including
    income tax benefits of $4,049 in 1995,
    $15,204 in 1996, and $18,189 in 1997.....                   5,495                   20,463                     26,090
                                                  -------------------      -------------------      ---------------------
  Balance at end of year.....................                $675,611                 $827,611                  $ 918,266
                                                  ===================      ===================      =====================

RETAINED EARNINGS (DEFICIT)
  Balance at beginning of year...............                $  7,070                 $ 40,629                  $ 107,587
  Net income (loss)..........................                  33,559                   66,958                   (223,892)
                                                  -------------------      -------------------      ---------------------
  Balance at end of year.....................                $ 40,629                 $107,587                  $(116,305)
                                                  ===================      ===================      =====================



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Fiscal Years Ended
                                                         ---------------------------------------------------------------
                                                           December 31, 1995     December 29, 1996     December 28, 1997
                                                         ---------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income  (loss)......................................          $  33,559           $    66,958           $  (223,892)
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
    Depreciation and amortization........................             11,442                22,887                45,896
    Interest on liquid yield option notes................              8,075                13,793                14,829
    Gain on issuances of subsidiary's  stock.............                  -               (38,163)                 (192)
    Deferred income taxes................................             12,133                14,059               (31,288)
    Minority interest....................................                  -                 5,235               (15,785)
    Warrant and option expense...........................                  -                     -                 1,254
    Provision for loan losses............................                  -                     -               128,000
    Provision for write-down of assets...................                  -                14,550               102,922
    Revenue not recognized from Boston Chicken, Inc.'s
     area developers.....................................                  -                     -                21,019
    Losses of Boston Chicken, Inc.'s area
    developers...........................................                  -                     -                49,352
    Loss (gain) on disposal of assets....................                231                    68                (1,485)
    Changes in assets and liabilities, excluding
    effects from acquisitions:
       Accounts receivable and due from affiliates.......            (10,057)               (7,193)                6,764
       Accounts payable, accrued expenses
       and other current liabilities.....................              3,661                48,674               (52,886)
       Deferred franchise revenue........................               (303)                3,174                (9,057)
       Other assets and liabilities......................             (3,265)                  868                22,738
                                                                    --------              --------              --------
          Net cash provided by operating activities......             55,476               144,910                58,189
                                                                    --------              --------              --------
Cash Flows from Investing Activities:
  Purchase of property and equipment.....................           (145,756)             (115,062)              (44,743)
  Proceeds from the sale of assets.......................             80,910                86,320                12,141
  Acquisition of other assets............................             (3,475)              (22,370)               (7,696)
  Issuance of notes receivable...........................           (661,033)           (1,467,065)           (1,292,026)
  Repayment of notes receivable..........................            407,499               993,151               814,159
                                                                    --------              --------              --------
          Net cash used in investing activities..........           (321,855)             (525,026)             (518,165)
                                                                    --------              --------              --------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock
  and warrants...........................................            385,360               112,863                11,341
  Proceeds from issuance of subsidiary's common stock....                  -               135,422                10,475
  Proceeds from issuance of convertible
  subordinated debt......................................                  -                     -               412,500
  Proceeds from issuance of liquid
  yield option notes.....................................            172,464                     -                     -
  Increase in deferred financing costs...................             (6,313)               (3,799)              (14,581)
  Proceeds from credit facilities........................            229,240                43,250               313,200
  Repayments of  credit facilities.......................           (229,240)             (117,256)             (283,200)
                                                                    --------              --------              --------
  Net cash provided by financing activities..............            551,511               170,480               449,735
                                                                    --------              --------              --------
  Net Increase (Decrease) in Cash and
  Cash Equivalents.......................................            285,132              (209,636)              (10,241)
  Cash and Cash Equivalents, beginning of  year..........             25,304               310,436               100,800
                                                                    --------              --------              --------
  Cash and Cash Equivalents, end of year.................          $ 310,436           $   100,800           $    90,559
                                                                    ========              ========              ========

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

Supplemental Cash Flow Information:
  Interest paid..........................................  $ 7,195     $  7,131    $ 24,794
                                                           =======     ========    ========
  Income taxes paid......................................  $ 3,299     $  5,055    $  1,792
                                                           =======     ========    ========
Non-Cash Transactions:
Tax benefit of stock options exercised...................  $ 4,049     $ 15,204    $ 18,189
                                                           =======     ========    ========
Conversion of notes receivable into equity interests
and acquired assets......................................  $  -        $123,500    $468,665
                                                           =======     ========    ========
Conversion of convertible subordinated notes and
liquid yield option notes, net of related deferred
financing costs, into common stock.......................  $ 3,361     $  8,226    $    347
                                                           =======     ========    ========
Issuance of common stock and note payable
for net assets and equity interests acquired.............  $30,687     $ 21,562    $ 67,128
                                                           =======     ========    ========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

  Boston Chicken, Inc. ("BCI") franchises and operates food service stores under the Boston Market brand name which specialize in fresh, convenient meal solutions featuring home style entrees, sandwiches, freshly prepared vegetables, salads, and other side dishes. BCI's majority-owned subsidiary, Einstein/Noah Bagel Corp. ("ENBC"), operates specialty retail stores that feature fresh-baked bagels, proprietary cream cheeses, coffees and teas, and soups, salads and sandwiches. Unless otherwise indicated, BCI and its subsidiaries (excluding
ENBC), are hereinafter referred to collectively as the "Company".

  At December 28, 1997, there were 1,166 Boston Market stores systemwide in the United States, consisting of 859 franchise stores and 307 stores owned by the Company. In 1995, the Company sold 91 Boston Market stores to area developers of the Company. In 1996 and 1997, the Company acquired 103 and 211 Boston Market stores, respectively, from area developers and other franchisees of the Company. Pursuant to the provisions of its franchise agreements, the Company's franchisees utilize the Company's trademarks, copyrights, recipes, operating procedures, and other elements of the Boston Market system in the operation of franchised Boston Market stores. At December 28, 1997, there were 574 ENBC stores in the United States, all of which were owned by a majority-owned subsidiary of ENBC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. The accompanying consolidated financial statements include the accounts of BCI and its subsidiaries (including ENBC). All material intercompany accounts and transactions have been eliminated in consolidation.

  Fiscal Year. The Company's and ENBC's fiscal year is the 52/53-week period ending on the last Sunday in December, and normally consists of 13 four-week periods. The first quarter consists of four periods, and each of the remaining three quarters consists of three periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year. Fiscal years 1996 and 1997 each contained 52 weeks, or 13 four-week periods. Fiscal year 1995 contained 53 weeks.

  Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand and on deposit, and highly liquid instruments purchased with maturities of three months or less.

  Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of food, paper and plastic products, and supplies.

  Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization has been calculated using the straight-line method with buildings and improvements being depreciated over 12 to 30 years, leasehold improvements being amortized over the lesser of their useful lives or their lease term, including option periods, furniture, fixtures, equipment, and computer software being depreciated over three to eight years, and pre-opening costs being depreciated over one year.

  Property and equipment include acquisitions of property and equipment, costs incurred in the development and construction of new stores, major improvements to existing stores, and costs incurred in the development and purchase of computer software. Pre-opening costs consist primarily of salaries and other direct expenses relating to the set-up, initial stocking, training, and general store management activities incurred prior to the opening of new stores.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

   The Accounting Standards Executive Committee of the AICPA has issued for comment a proposed statement of position ("SOP") titled "Reporting on the Costs of Start-up Activities." If issued as proposed, the new standard would require the Company to prospectively expense pre-opening costs as incurred. As currently proposed, the new SOP would not require restatement of prior periods and would be applied as of the beginning of the fiscal year in which the SOP is first adopted. Initial application would be reported as a cumulative effect of a change in accounting principle. The Company and ENBC do not anticipate the SOP will have a material impact on the Company's financial statements.

  Expenditures for maintenance and repairs are charged to expense as incurred. Development costs for franchised stores are expensed when the store opens.

  Goodwill.  Goodwill is amortized over a 35-year life.

  Long-Lived Assets. The Company and ENBC evaluate whether events and circumstances have occurred that indicate revision to the remaining useful life or the remaining balances of long-lived assets may be appropriate. Such events and circumstances include, but are not limited to, change in business strategy or change in current and long-term projected operating performance. When factors indicate that the carrying amount of an asset may not be recoverable, the Company and ENBC estimate the future cash flows expected to result from the use of such asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset will be recognized.

  Deferred Financing Costs. Deferred financing costs are amortized over the period of the related financing, which ranges from two to 20 years.

  Revenue Recognition. Revenue from Company stores and from ENBC stores is recognized in the period during which related food and beverage products are sold. Royalties are recognized in the same period that related franchise store revenue is generated. Revenue derived from initial franchise fees and area development fees is recognized when the franchised store opens. Interest, real estate services, and software maintenance fees are recognized as earned. Lease income is recognized over the life of the lease on a straight-line basis. Software license income is recognized as the software is placed in service. Pursuant to Statement of Financial Accounting Standards No. 45, "Accounting for Franchise Fee Revenue", commencing with the Company's and ENBC's announcements in October 1997 of their intent to transition from franchised to company-owned systems, both the Company and ENBC stopped recognizing initial franchise and area development fees for the opening of new stores. Further, commencing with the Company's announcement in October 1997 of its intent to acquire BC Equity Funding, L.L.C. ("BCEF") and Market Partners, L.L.C. ("Market Partners"), the Company ceased recognizing all royalties, franchise and related fees and interest income from area developers in which BCEF and Market Partners have preferred equity interests. Finally, if an area developer generates insufficient cash on a cumulative basis from store operations, capital contributions and other sources (excluding borrowings from the Company) to pay royalties, interest and franchise fees when due, the Company will not recognize such fees. The Company continues to charge the area developer royalties, franchise and related fees and interest but no longer recognizes these payments as revenue. The components of royalties and franchise related fees recognized as revenue are as follows (in thousands of dollars):

                                                                            Fiscal Years Ended
                                                      ------------------------------------------------------------
                                                           DEC. 31,             DEC. 29,              DEC. 28,
                                                             1995                 1996                  1997
                                                      ----------------    ------------------    ------------------
Royalties.............................................         $34,841              $ 55,821              $ 57,446
Initial franchise and area development fees...........          13,712                18,715                15,528
Lease and real estate services income.................          17,939                27,537                25,352
Software license and maintenance fees.................           7,723                13,104                19,531
Other.................................................             447                   333                     -
                                                      ----------------    ------------------    ------------------
     Total royalties and franchise related fees.......         $74,662              $115,510              $117,857
                                                      ================    ==================    ==================

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

  Per Share Data. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Under the new standard, the Company was required to change the method used to compute earnings (loss) per share and to restate prior periods presented. A dual presentation of basic and diluted earnings (loss) per share is now presented. Basic earnings (loss) per share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed based upon the weighted average number of common shares and dilutive Company securities outstanding during the period.

  Issuances of Subsidiaries' Stock. Changes in the Company's proportionate interest in the net assets of its subsidiaries that result from issuances of the subsidiaries' stock are recognized in operations as gains or losses in the period during which such issuances occur.

  Advertising Costs. Advertising costs are expensed in the period incurred. Advertising expenses, principally contributions to the National and Local Advertising Funds (See Note 8), were $3.8 million, $6.0 million and $25.9 million in 1995, 1996 and 1997, respectively.

  Employee Stock Options. The Company and ENBC account for their employee stock options in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are presented in Note 11.

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

  Reclassifications. Certain reclasssifications have been made to the 1996 amounts to conform with the 1997 presentation.

3.  ACQUISITIONS

  In a series of transactions that occurred during the period from March through August 1997, the Company acquired a 74% equity interest in BC New York, L.L.C. ("BCNY") through conversion of its loan to BCNY, and in consideration for the issuance of 165,793 shares of its common stock with a market value at the time of issuance of approximately $2.0 million and $0.3 million in cash. The BCNY transaction added 118 Boston Market stores in the metropolitan New York area, northern New Jersey, and Connecticut, to the Company store base. As of the date of conversion, total loan advances to BCNY were $80.0 million. As part of this transaction, the Company assumed approximately $13.2 million in liabilities owed to third parties. The transactions have been accounted for as purchases, and, accordingly, the purchase prices were allocated to identified assets and liabilities based upon their fair values at the date of the transactions, resulting in goodwill of approximately $64.0 million, which is being amortized over a 35-year life.

  In August 1997, the Company converted its loan to Mayfair Partners, L.P. ("Mayfair") into a 73% equity interest in Mayfair. The Mayfair transaction added 53 Boston Market stores in Washington, D.C., northern Virginia and portions of Maryland to the Company store base. As of the date of the transaction, total loan advances to Mayfair were $56.0 million. As part of this transaction, the Company assumed approximately $12.7 million in liabilities owed to third parties. The transaction has been accounted for as a purchase, and, accordingly, the purchase price was allocated to identified assets and liabilities based upon their fair values at the date of the transaction, resulting in goodwill of approximately $56.0 million, which is being amortized over a 35-year life.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

  In August 1997, the Company purchased from Saad Nadhir, the Company's Co-Chairman of the Board and Chief Executive Officer and Scott Beck, the Company's Co-Chairman and President, approximately an 85% equity interest in Progressive Food Concepts, Inc. ("PFCI"), and a option to purchase Messrs. Nadhir's and Beck's remaining PFCI interests, for an aggregate of $2.0 million in cash and notes in the principal amount of approximately $6.4 million. The purchase price was equal to Messrs. Nadhir's and Beck's original cost for such interests in PFCI plus an 8% interest factor, calculated from the date of their original investment. In November 1997, the Company's ownership interest in PFCI increased to 100% as a result of (i) PFCI's redemption of the interest held by Harry's for $2.5 million and (ii) the Company's exercise of its option to purchase Messrs. Nadhir's and Beck's remaining interests in PFCI for approximately $700,000 in cash, which was equal to their original cost for such interests plus an 8% interest factor, calculated from the date of their original investment. In connection with the acquisition of the remaining interests of Messrs. Beck and Nadhir in PFCI, the Company prepaid approximately $3.2 million of the $6.4 million of notes payable and Messrs. Nadhir and Beck agreed to extend the maturity date of the remaining balance of such notes. As part of the acquisition, the Company assumed approximately $1.0 million in liabilities owed to third parties. The transactions have been accounted for as purchases, and, accordingly, the purchase prices were allocated to identified assets and liabilities based upon their fair values at the date of the transactions, resulting in goodwill of approximately $9.2 million, which is being amortized over a 35-year life.

  In three transactions occurring in August and September 1997, the Company purchased from BCE West, L.P., an area developer of the Company, 20 Boston Market stores in the Denver metropolitan area and related assets. The Company issued 1,467,440 shares of its common stock, with an aggregate market value at the time of issuance of approximately $18.3 million, for these assets. The transactions have been accounted for as purchases, and, accordingly, the purchase prices were allocated to identified assets and liabilities based upon their fair values at the date of the transactions, resulting in goodwill of approximately $11.8 million, which is being amortized over a 35-year life.

  In a series of transactions occurring in July and August 1997, the Company purchased the remaining equity interests in Mid-Atlantic Restaurant Systems L.P. ("Mid-Atlantic"), resulting in Mid-Atlantic becoming a wholly-owned subsidiary of the Company. The Company issued 298,037 shares of its common stock, with an aggregate market value at the time of issuance of approximately $3.9 million, for the equity interests. The transactions have been accounted for as a purchase, and, accordingly, the purchase prices were allocated to identified assets and liabilities based upon their fair values at the date of the transactions, resulting in goodwill of approximately $6.6 million, which is being amortized over a 35-year life.

  Finally, in December 1997, ENBC converted its outstanding loans to its area developers into a majority equity interest in the area developers. In addition, ENBC purchased additional area developer equity interests by exercising its option under each of the loan agreements to purchase the amount of equity available under the unfunded portion of the area developer loans, and four of ENBC's five area developers; Colonial Bagels, L.P. ("Colonial"), Great Lakes Bagels, L.P. ("Great Lakes"), Gulfstream Bagels, L.P. ("Gulfstream") and Sunbelt Bagels, L.L.C. ("Sunbelt") merged into the surviving area developer, Noah's Pacific, L.L.C. ("Noah's"), now known as Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"). As a result of the loan conversions, the exercise of the option to acquire additional equity and the area developer merger, ENBC owns approximately 78% of Bagel Partners, with the remaining minority interest owned by Bagel Store Development Funding, L.L.C. ("Bagel Funding") and area developer management. The transactions have been accounted for as purchases, and, accordingly, the purchase prices were allocated to identified assets and liabilities based upon an estimate of their fair values at the date of the transactions. The goodwill resulting from each transaction, as shown below, (based upon a preliminary allocation) is being amortized over a 35-year life. The following is a summary of each area developer acquisition (in thousands of dollars):

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                                      LOAN                 OPTION                LIABILITIES
     AREA DEVELOPER                 CONVERTED              EXERCISE                ASSUMED                GOODWILL
-------------------------       ------------------     ------------------      -----------------      -------------------
Colonial.................                $46,000                $     -                $12,433                  $56,337
Great Lakes..............                 87,812                  8,688                 19,952                   76,713
Gulfstream...............                 69,927                 16,373                  8,918                   54,618
Sunbelt..................                 50,200                      -                  6,956                   47,428
Noah's...................                 76,862                  3,738                 19,785                   61,685

  In connection with the acquisitions, in January 1998, ENBC issued options to purchase 2,516,829 shares of its common stock, with an estimated fair value of $7.8 million, in exchange for options to purchase limited partnership interests in Bagel Partners at an exchange rate of one share of its common stock for every 15 units of Bagel Partners limited partnership interest. The options have an exercise price of $6.00 per share.

  The financial statements include the results of operations for all of the acquired entities from their respective dates of acquisition. The following represents the unaudited pro forma results of operations as if the purchase transactions described above had occurred at the beginning of the periods presented (in thousands of dollars, except per share data):

                                             1996                 1997
                                      ----------------     ----------------
        Revenue..................             $475,800            $ 755,838
        Net income (loss)........               34,397             (291,783)
        Basic earnings (loss) per
        share....................             $   0.53            $   (4.26)
        Diluted earnings (loss)
        per share................             $   0.52            $   (4.26)


4.  SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT DATA

  Accounts Receivable, net

  Accounts receivable are net of an allowance for doubtful accounts of $424,000 at December 29, 1996 and $1,160,000 at December 28, 1997.

  Property and Equipment, net and Goodwill, net

                                                                 DEC. 29, 1996           DEC. 28, 1997
                                                             -------------------     -------------------
Property and equipment consist of  (in thousands of
 dollars):
   Land.................................................                $104,914                $101,685
   Buildings and improvements...........................                 148,642                 288,154
   Furniture, fixtures, equipment, and computer
      software..........................................                  98,817                 178,408
   Development in progress..............................                   5,184                       -
   Pre-opening costs....................................                     248                   1,142
                                                             -------------------     -------------------
                                                                         357,805                 569,389
   Less:  Accumulated depreciation and amortization.....                 (23,057)                (38,807)
                                                             -------------------     -------------------
             Total property and equipment, net..........                $334,748                $530,582
                                                             ===================     ===================

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

  Included in property and equipment are $183.1 million (net of accumulated depreciation and amortization of $6.1 million) and $168.3 million (net of accumulated depreciation and amortization of $7.8 million) of assets leased to others at December 29, 1996 and December 28, 1997, respectively.

  Accumulated amortization at December 29, 1996 and December 28, 1997 on goodwill was $4.3 million and $12.9 million, respectively.

  Accrued Expenses

                                                                 Dec. 29, 1996          Dec. 28, 1997
                                                             -------------------    -------------------
Accrued expenses consist of (in thousands of dollars):
   Accrued payroll and fringe benefits..................                 $ 4,090                $21,833
   Accrued interest.....................................                   2,888                  7,153
   Accrued store equipment conversion costs.............                  14,778                      -
   Accrued vendor obligations...........................                       -                 13,761
   Accrued store and real estate disposition costs......                   5,866                 19,769
   Accrued other........................................                   6,195                 22,691
                                                             -------------------    -------------------
             Total accrued expenses.....................                 $33,817                $85,207
                                                             ===================    ===================

   Other Current Liabilities

                                                                 Dec. 29, 1996          Dec. 28, 1997
                                                             -------------------    -------------------
Other current liabilities consist of (in thousands of
 dollars):
   Notes payable and current portion of long-term debt..                  $    6                $13,851
   Federal and state income taxes payable...............                   2,724                    268
                                                             -------------------    -------------------
             Total other current liabilities............                  $2,730                $14,119
                                                             ===================    ===================

   Interest Expense, net

                                                                                     Fiscal Years Ended
                                                        --------------------------------------------------------------------------
                                                             Dec. 31, 1995              Dec. 29, 1996             DEC. 28, 1997
                                                        ---------------------      --------------------      ---------------------
Interest expense, net consists of (in thousands of
   dollars):
   Interest income......................................             $  2,173                  $  6,427                   $  5,706
   Interest expense.....................................              (15,352)                  (20,873)                   (43,915)
                                                        ---------------------      --------------------      ---------------------
             Interest expense, net......................             $(13,179)                 $(14,446)                  $(38,209)
                                                        =====================      ====================      =====================


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

  Debt. The fair value of publicly-traded debt instruments is based on publicly quoted market prices. The fair value of ENBC's senior term loan is based upon the discounted value of the future cash flows using ENBC's current cost of capital.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

The estimated fair values of the Company's financial instruments are as follows (in thousands of dollars):


                                                  DECEMBER 29, 1996                               DECEMBER 28, 1997
                                    -------------------------------------------     -------------------------------------------
                                          CARRYING                  FAIR                 CARRYING                   FAIR
                                           AMOUNT                   VALUE                 AMOUNT                    VALUE
                                    -------------------     -------------------     -------------------     -------------------
Cash and Cash Equivalents...........           $100,800                $100,800                $ 90,559                $ 90,559
Notes Receivable....................            800,519                 800,519                 609,175                 609,175
Convertible Subordinated Debt-BCI...            129,841                 163,600                 417,020                 250,599
Convertible Subordinated Debt-ENBC..                  -                       -                 125,000                  82,188
Liquid Yield Option Notes...........            182,613                 232,334                 197,442                 115,925
Senior Term Loan-ENBC...............                  -                       -                  30,000                  30,000

6.    DEBT

  Company Revolving Facility

  The Company has a revolving bank credit facility providing for borrowings of up to $85.0 million through December 1, 1999. Borrowings under the Company's facility are subject to a borrowing formula and may be either floating rate loans with interest at the agent's base rate, plus an applicable margin, or eurodollar rate loans with interest at the eurodollar rate, plus an applicable margin. A commitment fee of 0.50% of the average daily unused portion of the loan is required. The credit facility agreement contains covenants that, among other things, restrict other borrowings, prohibit cash dividends, limit systemwide overhead and require maintenance of specified systemwide average weekly net revenue per store and systemwide store cash flow.

  Specifically, the facility requires average weekly net revenue of at least $17,500 for the first quarter of fiscal 1998, $18,000 for the second quarter of fiscal 1998, $18,500 for the third quarter of fiscal 1998 and $19,000 for the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. Thereafter, average weekly net revenue is required to be at least $20,000. Systemwide average weekly net revenue for the first 12 weeks of the first quarter of fiscal 1998 has been below the Company's expectations and below the level required for the entire quarter by the covenant in the facility. The Company believes net average weekly revenue levels were below expectations for such period primarily because of the limited success of new casseroles and the resulting diversion of focus from the Company's core products and adverse regional weather conditions. While the Company believes, based upon its experience with the historical pattern of the Boston Market system's first quarter's sales and the marketing programs in place during the remainder of the quarter, that the Boston Market system can achieve sufficient improvement in average weekly net revenue during the remainder of the quarter to comply with the financial covenant, there can be no assurance that average weekly net revenue will improve or that the Company will comply with the financial covenant. If the Company is in violation of the facility, the Company will be unable to draw on its revolving credit facility. To the extent the Company does not have borrowing availability under the revolving credit facility, the Company will be required to obtain additional sources of capital, obtain an amendment to its revolving credit facility, or otherwise restructure its existing indebtedness. If the Company is unable to obtain additional capital, obtain an amendment to its revolving credit facility or otherwise restructure its outstanding indebtedness, the Company may not be able to meet its obligations. In addition, if the Company is in violation of the facilities agreement, upon action of the required number of lenders, the outstanding principal balances under the Company's revolving credit facility and other senior credit facilities may be accelerated. Any such acceleration would also permit holders of other senior and subordinated debt of the Company to exercise their remedies, which include acceleration of their debt. The Company's facility also limits the use of cash consideration in any acquisition of BCEF and Market Partners to $10.0 million (See Note 15). As of December 28, 1997, the Company had $4.0 million in letters of credit outstanding which were issued under the credit facility. The Company's facility and its 1996 master lease facility (See Note 9) are collateralized by substantially all of its assets.

ENBC Revolving Facility and Term Loan

  ENBC has a $25.0 million revolving bank credit facility, none of which was outstanding at December 28, 1997 and a term loan facility under which $30.0 million was outstanding at December 28, 1997. Both facilities expire in October 2000. Borrowings under the credit facility are subject to a borrowing base formula. Interest on both facilities is at the agent's base rate, plus an applicable margin, or at the eurodollar rate, plus an applicable margin. The interest rate at December 28, 1997 was 9.0%. A commitment fee of 0.50% of the average daily unused portion of the credit facility is required. Both facilities contain covenants that, among other things, restrict other borrowings, prohibit cash dividends, and require maintenance of specified average weekly store net sales and cash flow ratios and limit overhead levels. Both facilities are collateralized by substantially all of ENBC's assets. The term loan facility requires quarterly principal payments of $1.5 million which began on March 1, 1998, and continue through October 2000, at which time the outstanding balance is due.

Company Subordinated Debt

  In February 1994, the Company issued $130.0 million of 4 1/2% convertible subordinated debentures due February 1, 2004. Interest is payable semiannually on February 1 and August 1 of each year. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of $27.969 per share, subject to adjustment under certain conditions. The debentures may be redeemed at the option of the Company initially at 103.15% of their principal amount and at declining prices thereafter, plus accrued interest. In 1996 and 1997, $31,000 and $321,000 of convertible subordinated debentures were converted into 1,107 shares and 11,475 shares of common stock, respectively. In addition, the Company is required, as of 40 business days after the occurrence of a Change in Control (as defined in the indenture relating to the debentures) to purchase all or any part of any debenture at the option of the debenture holder.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

  In April 1997, the Company issued $287.5 million of 7 3/4% convertible subordinated debentures due May 1, 2004. Interest is payable semiannually on May 1 and November 1 of each year. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of $26.70 per share, subject to adjustments under certain conditions. The debentures may be redeemed at the option of the Company beginning May 1, 2000, initially at 104.43% of their principal amount and at declining prices thereafter, plus accrued interest. In addition, the Company is required, as of 40 business days after the occurrence of a Change in Control (as defined in the indenture relating to the debentures) to purchase all or any part of any debenture at the option of the debenture holder.

  In June 1995, the Company completed the sale of $828.0 million aggregate principal amount at maturity of Liquid Yield Option Notes due June 1, 2015 ("LYONs") for which the Company received gross proceeds of approximately $172.5 million. The LYONs are zero-coupon subordinated notes that were sold at an issue price of $208.29 per $1,000 principal amount due at maturity, representing an 8% yield. Each LYON is convertible at the option of the holder at any time on or prior to maturity into 8.532 shares of common stock of the Company. In the event the holder exercises the option to convert, the holder will not receive any payment for the accrued original issue discount. The Company is obligated to purchase the LYONs at the option of the holder as of June 1, 2000, June 1, 2005, and June 1, 2010, for a purchase price per LYON of $308.32, $456.39, and $675.57, respectively. The Company may elect to pay the purchase price in cash, common stock of the Company or a combination thereof.
Commencing on June 1, 2000, the LYONs are redeemable at the option of the Company for cash, at a price equal to the original issue price plus accrued original issue discount through the redemption date. In 1996 and 1997, $8.2 million and $26,000 of LYONs were converted into 328,942 shares and 955 shares of common stock, respectively. In addition, the Company is required, as of 40 business days after the occurrence of a Change in Control (as defined in the indenture relating to the LYONs) to purchase all or any part of any LYONs at the option of the LYONs holder.

ENBC Subordinated Debt

  In May 1997, ENBC issued $125.0 million of 7 1/4% convertible subordinated debentures due June 1, 2004. Interest is payable semiannually on June 1 and December 1 of each year. The debentures are convertible at any time prior to maturity into shares of ENBC's common stock at a conversion rate of $21.25 per share, subject to adjustments under certain conditions. The debentures may be redeemed at the option of ENBC beginning June 1, 2000, initially at 104.14% of their principal amount and at declining prices thereafter, plus accrued interest. In addition, ENBC is required, as of 40 business days after the occurrence of a Change in Control (as defined in the indenture relating to the debentures) to purchase all or any part of any debenture at the option of the debenture holder.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

7.  INCOME TAXES

  The primary components that comprise the deferred tax assets and liabilities at December 29, 1996 and December 28, 1997 are as follows (in thousands of dollars):

                                                                     DEC. 29, 1996             DEC. 28, 1997
                                                               ----------------------     --------------------
Deferred tax assets:
Notes receivable, net.....................................                   $      -                 $ 75,291
Property and equipment....................................                          -                   10,286
Accounts payable and accrued expenses.....................                      7,502                   11,928
Deferred franchise revenue................................                      6,355                    2,232
Other noncurrent liabilities..............................                        730                    3,081
ENBC net operating loss carryforward......................                      6,648                    2,410
Intangible assets.........................................                      1,582                    1,349
Other.....................................................                      1,411                    3,943
                                                               ----------------------     --------------------
     Total deferred tax assets............................                     24,228                  110,520

Deferred tax liabilities:
Gain on issuances of subsidiary's stock...................                    (14,883)                 (14,958)
Property and equipment....................................                    (13,400)                       -
Goodwill..................................................                     (8,678)                  (5,714)
Other.....................................................                     (8,273)                  (6,082)
                                                               ----------------------     --------------------
     Total deferred tax liabilities.......................                    (45,234)                 (26,754)
                                                               ----------------------     --------------------
                                                                              (21,006)                  83,766
Valuation allowance.......................................                    (10,282)                 (83,766)
                                                               ----------------------     --------------------
     Net deferred tax liability...........................                   $(31,288)                $      -
                                                               ======================     ====================

Income taxes consist of the following (in thousands of dollars):

                                                                    FISCAL YEARS ENDED
                                           -----------------------------------------------------------------
                                                 DEC. 31,               DEC. 29,                DEC. 28,
                                                   1995                   1996                    1997
                                           ------------------     ------------------     -------------------
Current:
   Federal.................................           $ 7,784                $24,359                $ 20,796
   State...................................               897                  4,572                   6,857
                                           ------------------     ------------------     -------------------
                                                        8,681                 28,931                  27,653
Deferred:
   Federal.................................            10,743                 11,841                 (32,368)
   State...................................             1,390                  2,218                  (3,700)
                                           ------------------     ------------------     -------------------
                                                       12,133                 14,059                 (36,068)
                                           ------------------     ------------------     -------------------
                                                      $20,814                $42,990                $ (8,415)
                                           ==================     ==================     ===================

   For the years ended December 31, 1995, December 29, 1996 and December 28, 1997, the Company recognized income tax benefits pertaining to the exercise of stock options of $4,049,000, $15,204,000, and $18,189,000, respectively, which are accounted for as a direct increase to additional paid-in capital and do not reduce reported income tax expense.

   As of December 29, 1996 and December 28, 1997, ENBC had net deferred tax assets of $10.3 million and $9.8 million, respectively, both amounts which were fully offset by a valuation allowance due to uncertainty regarding realization of the related tax benefits. The decrease in the valuation allowance of $478,000 in 1997 was due to the utilization of a portion of ENBC's operating loss carryforwards, offset by allowances on deferred tax assets added during 1997. During 1996 and 1997, ENBC utilized $2.5 million and $10.0 million, respectively, of operating loss carryforwards which had been fully offset by a valuation allowance. The tax benefit from the reduction in the valuation allowance has

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
been treated as a reduction of goodwill. ENBC files a separate tax return from the Company. As of December 28, 1997, ENBC had remaining operating loss carryforwards available to reduce future taxable income of approximately $6.2 million that begin to expire in 2010. As of December 28, 1997, the Company had a net deferred tax asset of $74.0 million, which amount was fully offset by a valuation allowance due to uncertainty regarding realization of the related tax benefits.

  The difference between the Company's actual tax provision and the tax provision that would result from applying the statutory federal income tax rate to income (loss) before income taxes and minority interest is attributable to the following (in thousands of dollars):

                                                                     Fiscal Years Ended
                                           -------------------------------------------------------------------
                                                 Dec. 31,                DEC. 29,                 DEC. 28,
                                                   1995                    1996                     1997
                                           ------------------      ------------------       ------------------
Income tax expense (benefit) at
   statutory rate..........................           $19,031                 $40,314                 $(86,832)
State taxes (benefit), net of federal
   amounts.................................             1,740                   4,492                   (8,039)
Tax attributes of minority interest
   in (earnings) losses of subsidiaries....                 -                  (2,042)                   5,157
Other......................................                43                     226                    3,860
Change in valuation allowance..............                 -                       -                   77,439
                                           ------------------      ------------------       ------------------
Provision (benefit) for income taxes.......           $20,814                 $42,990                 $ (8,415)
                                           ==================      ==================       ==================

8.  NATIONAL AND LOCAL ADVERTISING FUNDS

   The Company administers a National Advertising Fund (the "Fund") to which all stores contribute 2% of net revenue. Collected amounts are spent primarily on developing marketing and advertising materials for use systemwide. The Company also maintains Local Advertising Funds ("LAFs") that provide advertising and sales promotion support (primarily television and radio media time) for stores in particular markets. Periodic contributions are made by all stores (a minimum of 4% of net revenue). The Company disburses funds and accounts for all transactions related to the Fund and LAFs. Such amounts are not segregated from the cash resources of the Company; however, consistent with Statement of Financial Accounting Standards No. 45 "Accounting for Franchise Fee Revenue", such amounts are accounted for separately and are not included in the financial statements of the Company because the Company acts only as an agent for its franchisees in placing orders for advertising and paying related invoices out of such accounts.

   The Fund had an accumulated deficit of $15.2 million at December 29, 1996 and $12.9 million at December 28, 1997, which were funded by advances from the Company, $10.2 million and $12.9 million of which were recorded in Due from Affiliates at December 29, 1996 and December 28, 1997, respectively, and $5.0 million of which was recorded in Notes Receivable at December 29, 1996. The amount advanced as of December 28, 1997 has been offset by an allowance for uncollectible amounts.

9.  COMMITMENTS AND CONTINGENCIES

  Through December 28, 1997, BCEF had invested an aggregate of $56.7 million in certain Boston Market area developers in the form of 10% cumulative preferred equity, redeemable by the area developers at a premium initially equal to 10% of the initial issue price, to be increased by 2% each year up to a maximum of 20% of the initial issue price plus accrued dividends (the "Redemption Price"). In the event the Company's conversion and option rights under its secured loan agreement with any of these area developers expire unexercised (See Note 10) and the Company does not consent to an area developer's request to undertake a firm commitment underwritten public offering of the stock of such area developer, the Company has agreed to purchase the preferred equity of such area developer from BCEF at the Redemption Price (See Note 15).

  Through December 28, 1997, Bagel Funding had invested a total of approximately $89.6 million (representing an approximate 21% equity interest) in Bagel Partners. Bagel Funding has the right to require Bagel Partners or ENBC to

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on the store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, ENBC does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between ENBC and Bagel Partners. Such rights become exercisable prior to December 5, 1999 if there is a Change in Control (as defined in the Bagel Partners' partnership agreement) of ENBC. ENBC or Bagel Partners may pay the purchase price for such equity interests in cash, shares of ENBC's common stock, or any combination thereof.

  The Company has entered into two master lease facilities (the "1995 Facility" and the "1996 Facility") for the purpose of leasing equipment and real estate for stores owned by the Company and its area developers. As of December 28, 1997, the total amount outstanding under the 1995 Facility and 1996 Facility was $237.8 million. Both the 1995 Facility and the 1996 Facility have implicit interest rates of LIBOR plus an applicable margin and have terms, including renewal options, of between three and five years and contain a purchase option. The 1996 Facility is cross-collateralized and cross-defaulted with the Company's revolving credit facility (See Note 6). The Company subleases a majority of the leased assets to its area developers. The subleases to area developers contain substantially the same terms as the master leases. The Company is contingently liable for $172.4 million, if it elects not to purchase the leased assets or renew the leases. Such contingent obligation would be reduced by a portion of the proceeds received by the lessor on the sale of the leased assets and payments received from the subleases.

  The Company and ENBC lease sites for stores and for their support centers in Golden, Colorado. Lease terms generally range from five to ten years, with two or three five-year renewal options. Most of the leases contain escalation clauses and common area maintenance charges.

   The Company and ENBC also purchase or lease real estate and equipment that they then lease, sublease, or assign to an area developer, franchisee or other parties. The leases, subleases, and assignment terms to area developers, franchisees or other parties are negotiated at arm's length on commercially reasonable terms. The Company is contingently liable for all lease costs, including common area maintenance charges.

  The following is a schedule of future minimum rental payments that are required under operating leases that have initial or remaining noncancellable lease terms in excess of one year, sublease proceeds, guarantees and assignments, and rental receipts due under leases on property and equipment owned by the Company and ENBC as of December 28, 1997 (in thousands of dollars):

                                                                                                                 MINIMUM
                                                                                                            RENTAL RECEIPTS ON
                                                                     NET                                       PROPERTY AND
                         MINIMUM                                   MINIMUM              GUARANTEES              EQUIPMENT
                          RENTAL             SUBLEASE              RENTAL                  AND                    OWNED
                         PAYMENTS            PROCEEDS             PAYMENTS             ASSIGNMENTS            BY THE COMPANY
                    ----------------     ---------------     -----------------     ------------------    ----------------------
1998................        $103,389            $ 53,600              $ 49,789               $ 10,962                  $ 14,972
1999................          66,936              21,418                45,518                 10,594                    15,344
2000................          55,145               6,196                48,949                 10,379                    16,046
2001................          49,912               5,890                44,022                 16,739                    16,464
2002................          43,755               5,365                38,390                 11,161                    16,523
Later Years.........         184,232              22,752               161,480                 64,686                    65,987
                    ----------------     ---------------     -----------------     ------------------    ----------------------
                            $503,369            $115,221              $388,148               $124,521                  $145,336
                    ================     ===============     =================     ==================    ======================

  Rent expense, net of sublease income, under operating leases was $4,495,000, $4,637,000 and $20,596,000 for fiscal years 1995, 1996, and 1997, respectively.

  The Company and ENBC have entered into agreements with certain vendors which provide for minimum purchases over specified terms. Such agreements call for retroactive rate adjustments or cash settlement in the event of purchase shortfalls. Management believes that the ultimate settlement of such commitments will not have a material impact on the consolidated financial position or results of operations.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

  The Company, two executive officers who are also directors (the "Individual Defendants"), certain investment banking firms which had underwritten securities offerings by the Company (the "Underwriter Defendants") and the Company's independent public accountants are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado (the "federal proceeding"). The federal proceeding is comprised of separate actions that were consolidated into one action for pre-trial purposes on August 8, 1997. The Company, the Individual Defendants, the Underwriter Defendants and the Company's independent public accountants, are defendants in a separate class action lawsuit filed in Jefferson County District Court in the State of Colorado (the "state proceeding"). The state proceeding is comprised of two separate actions that were consolidated into one action on November 13, 1997. Also on November 13, 1997, the judge in the state proceeding agreed to stay the state proceeding until resolution of the federal proceeding. The complaints in the federal proceeding and the state proceeding allege, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as certain similar provisions of Colorado state securities statutes. The plaintiffs are seeking, among other things, (i) to certify each of the complaints as a class action on behalf of all persons who purchased securities of the Company during the purported class period, (ii) an award of unspecified compensatory damages, interests and costs to all members of the purported class period and (iii) equitable relief permitted by law, equity or federal or state statutes. On February 10, 1998, the Company filed a motion to dismiss the complaint in the federal case. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations made in such complaints.

  ENBC, certain of its current and former executive officers and directors, the underwriters in ENBC's initial public offering and the ENBC's independent public accountants are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado. The lawsuit is comprised of separate actions that were consolidated into one action for pre-trial purposes. ENBC and certain of the other defendants are also defendants in a class action lawsuit filed in state court in Jefferson County Colorado, although such action has been stayed pending resolution of the federal case. The complaints allege, among other things, that ENBC and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder, as well as certain similar provisions of Colorado state securities statutes. In each case, the plaintiffs are seeking, among other things, (i) to certify their complaint as a class action on behalf of all persons who purchased the securities of ENBC during the purported class period, (ii) an award of unspecified compensatory damages, interest and costs to all members of the purported class and (iii) equitable relief permitted by law, equity or federal
or state statutes.   On February 10, 1998, ENBC filed a motion to dismiss the
complaint in the federal case. ENBC believes that the complaints are without merit and intends to vigorously defend against the allegations made in such complaints.

  In July 1997, GFI America, Inc. a former vendor of processed beef products to the Company and its area developers initiated an action against the Company by filing a complaint in the District Court of Hennepin County, Minnesota. In the complaint, the plaintiff asserted various causes of action including misappropriation of trade secrets, breach of unilateral and bilateral contract, breach of fiduciary duty, fraud, promissory estoppel, equitable estoppel and violation of Minnesota trade secrets law arising from the Company's decision to stop purchasing processed beef products from plaintiff and commence purchasing such products from another vendor. The plaintiff sought injunctive relief and unspecified damages, reasonable attorney's fees and costs, and such other relief available under state law. The matter was removed to federal court, and in October 1997, the court denied the plaintiff's motion for injunctive relief. The Company filed a motion to dismiss the complaint in September 1997. The Company's motion to dismiss is pending, and discovery continues. The Company denies the material allegations asserted in the complaint and intends to vigorously defend against the complaint.

  The Company and ENBC have become subject to other various lawsuits, claims, and other legal matters in the course of conducting its business, including its business as a franchisor. The Company and ENBC believe that the outcome of such other lawsuits, claims, and other legal matters will not have a material impact on the Company's consolidated financial position or results of operations.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

10.  AREA DEVELOPER AND OTHER FINANCING

  Area Developer Financing

  The Company offers convertible and non-convertible secured debt financing to Boston Market area developers to partially finance store development and working capital needs. Advances under the facility are permitted in a predetermined maximum amount, generally equal to three to four times the amount of the area developer's contributed capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable in periodic installments, sometimes with a final balloon payment. The Company may extend the draw and repayment periods, subject to the area developer purchasing additional development rights, contributing additional capital, or in connection with other amendments to the loan agreement. Interest is set at the applicable reference rate of Bank of America National Trust and Savings Association as established from time to time (8.5% at December 28, 1997 and an average rate of 8.4% for 1997) plus 1%, and is payable each four-week period. The loan is secured by a pledge of substantially all of the assets of the area developer and generally by a pledge of the equity interests of the owners of the developer.

  (a)  LOAN CONVERSION OPTION

  The Company may convert all or any portion of the loan amount after a moratorium period (generally two years from execution or subsequent amendment of the loan) and generally after the area developer has completed not less than 80% of its area developer commitments or in the event of certain defaults and generally up to the later of full repayment of the loan or a specified date in the agreement, into equity in the area developer at the conversion price set forth in the loan agreement, which is at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. The Company has received from all but one of its area developers, a waiver of the moratorium period. Default provisions contained in the area developer loans typically include default in payment of principal and interest, breach of a representation or warranty or of any covenant contained in the loan agreement or security instruments, bankruptcy or bankruptcy-related act of the borrower, resignation or termination of key management personnel, default under the area development agreement, termination of three or more franchise agreements, dissolution or liquidation, material adverse change in financial condition, default of other indebtedness, the master lease, sublease or any real estate lease, a judgment in excess of $100,000 (not satisfied, vacated or covered by insurance) and the invalidity or termination of any security instrument. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire, at the loan conversion price, the amount of additional equity it could have acquired by conversion of the loan, had the loan been fully drawn. On average, upon conversion or exercise of the option, the Company would own approximately an 80% interest in each of its area developers.

  In March 1998, the Company converted its loan to Great Lakes, L.L.C.
("Great Lakes") into an 85% equity interest in Great Lakes. The Great Lakes transaction added 113 Boston Market stores, operating in Chicago, Detroit, Milwaukee, Toledo and parts of Indiana to the Company store base. As of the date of the transaction, total loan advances to Great Lakes were $119.2 million.

                      BOSTON CHICKEN, INC. AND SUBSIDIARIES

  (b)  COMMITMENTS TO EXTEND AREA DEVELOPER FINANCING

  The following tables summarize loan commitments, loan availability, outstanding loan balances (included in Notes Receivable on the Company's balance sheets) and contributed capital for Boston Market and ENBC area developers (in thousands of dollars, except number of area developers):

                                                                     DECEMBER 29,              DECEMBER 28,
                                                                         1996                      1997
                                                                -------------------       -------------------
BOSTON MARKET:
--------------
Number of area developers receiving financing.............                       15                        14
Loan commitments..........................................                $ 838,043                  $842,148
Loan availability.........................................                 (190,778)                  (42,105)
                                                                -------------------       -------------------
Loans outstanding (included in Notes Receivable)..........                $ 647,265                  $800,043
                                                                ===================       ===================
Contributed capital.......................................                $ 286,413                  $276,104
                                                                ===================       ===================

                                                                     DECEMBER 29,
                                                                         1996
                                                                -------------------
ENBC:
-----
Number of area developers receiving financing.............                       11
Loan commitments..........................................                $ 283,200
Loan availability.........................................                 (142,446)
                                                                -------------------
Loans outstanding (included in Notes Receivable)..........                $ 140,754
                                                                ===================
Contributed capital.......................................                $  75,765
                                                                ===================

  The following tables summarize area developer financing activity of Boston Market area developers during fiscal years 1996 and 1997 and of ENBC area developers from conversion (June 17, 1996) through December 29, 1996 and during fiscal 1997 (in thousands of dollars):

                                                                               FISCAL YEARS ENDED
                                                                ----------------------------------------------
                                                                     DECEMBER 29,              DECEMBER 28,
                                                                         1996                      1997
                                                                -------------------       --------------------
Boston Market:
--------------
Area developer loan balances, beginning of year...........               $  411,418                  $ 647,265
Additional loan advances..................................                1,044,861                    925,386
Loan repayments...........................................                 (766,114)                  (636,589)
Loans converted into equity or eliminated
   in consolidation.......................................                  (42,900)                  (136,019)
                                                                -------------------       --------------------
Area developer loan balances, end of year.................               $  647,265                  $ 800,043
                                                                ===================       ====================

                                                                               FISCAL YEARS ENDED
                                                                ----------------------------------------------
                                                                     DECEMBER 29,              DECEMBER 28,
                                                                         1996                      1997
                                                                -------------------       --------------------
ENBC:
-----
Area developer loan balances, at conversion
  (June 17, 1996) of the Company loan or beginning                          $ 41,224                $ 140,754
   of year................................................
Loan advances.............................................                   153,961                  359,218
Loan repayments...........................................                   (54,431)                (169,171)
Loans converted into equity...............................                         -                 (330,801)
                                                                --------------------      -------------------
Area developer loan balances, end of year.................                  $140,754        $             -
                                                                ====================      ===================

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

  The majority of the loan advance and repayment activity reflects the revolving nature of the loans, that is, amounts are drawn and repaid on a regular basis to optimize cash management.

  The principal maturities of the aforementioned receivables are as follows (in thousands of dollars):

        1998..............................             $     72
        1999..............................                  252
        2000..............................                2,631
        2001..............................                4,747
        2002..............................                4,770
        Thereafter........................              787,571
                                          ---------------------
                                                       $800,043
                                          =====================

  (c) AREA DEVELOPER INFORMATION

   Three Boston Market area developers accounted for approximately 14%, 12%, and 10% of the Boston Market area developers' notes receivable balance at December 28, 1997 and no other Boston Market area developer individually accounted for 10% or more of such notes receivable balance as of such date.

  A loan is considered impaired if it is probable that the Company will be unable to collect all contractual principal and interest when due. As of December 28, 1997, the Company believed that all the area developer loans may be impaired. Once a loan is deemed impaired, the Company determines the ultimate collectibility of the loan without regard to the contractual terms of the existing loan. Such evaluation resulted in a provision for potential loan losses of $128.0 million, which related to nine of the area developer loans aggregating $503.4 million. No provision for potential loan losses was deemed necessary for the remaining five area developer loans which had an aggregate balance of $296.6 million. The Company did not have any impaired loans at December 29, 1996. The provision for potential loan losses for 1997 was based upon management's review of use of loan proceeds, the form and amount of consideration proposed in the acquisition of BCEF and Market Partners (See Note 15) and evaluations regarding the cost and availability of capital and the value of the collateral securing the loans. The provision for potential loan losses does not relieve the area developer of their obligation to repay their indebtedness to the Company. The balance at the beginning of fiscal 1997, average balance for the year and balance at the end of the year, of all of the Company's 14 area developer loans, was $518.9 million, $690.5 million and $800.0 million, respectively. The Company recognizes interest income on impaired loans, if in its judgement, the interest is ultimately collectible. Total interest income for 1997 recognized on impaired loans was $55.3 million, all of which has been collected by the Company. The total interest income the Company would have earned based upon the contractual terms of the loans was $56.5 million in 1997. The activity in the allowance for loan losses for 1997 was as follows (in thousands of dollars):

Balance at December 29, 1996.............              $       -

Provision for loan losses...............                 128,000

Loan write-offs..........................                      -
                                              ------------------
Balance at December 28, 1997.............              $ 128,000
                                              ==================

  Commencing from the date the Company announced its intent in October 1997, to acquire BCEF and Market Partners, the Company has recognized in a single line item on its consolidated statement of operations, the net losses of the area developers in which BCEF and Market Partners have preferred equity interests, which aggregated $49.4 million. The Company continues to charge such area developers royalties, franchise and related fees and interest, but no longer recognizes these payments as revenue. The area developer net losses recognized by the Company have been correspondingly reduced by the amount of the royalties, franchise and related fees and interest not recognized by the Company, which amounts aggregated $15.7 million. In addition, if an area developer generates insufficient cash on a cumulative basis from store operations, capital contributions and other sources (excluding borrowings from the Company) to pay royalties, interest and franchise fees when due, the Company will not recognize such fees, which amounts

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
aggregated $5.3 million in 1997. The area developer losses and revenue not recognized by the Company have been presented as a reduction of the notes receivable balance from area developers in the accompanying balance sheet.
As a result of the foregoing, the Boston Market area developer notes receivable balance as of December 28, 1997, is summarized as follows (in thousands of dollars):


Notes Receivable..................               $ 800,043
Provision for loan losses.........                (128,000)
Losses of area developers.........                 (49,352)
Revenue from area developers not
recognized........................                 (21,019)
                                       --------------------
Notes Receivable, net.............               $ 601,672
                                       ====================


The following tables set forth certain combined financial information provided to the Company by Boston Market financed area developers. During 1996, two financed area developers were formed, and their data have been included in the table for 1996 from the dates of their respective formation and two financed area developers combined with two other financed area developers with geographically contiguous territories. The table excludes Mid-Atlantic, New Jersey Rose, L.L.C., and BCNY for both years and Mayfair and Great Lakes for 1997, the loans to which have been converted into equity or eliminated in consolidation (in thousands, except number of financed area developers and store data):

                                                                  DECEMBER 29,               DECEMBER 28,
                                                                     1996                        1997
                                                               -------------------      -------------------
Boston Market Financed Area Developers:
---------------------------------------

Total number of financed area developers..................                      14                       13
Total number of financed area developer stores open.......                     841                      734

Balance sheet data:
   Total gross assets.....................................               $ 640,534                $ 516,300
   Total debt:
      To the Company......................................                 555,105                  687,366
      To third parties (including capital lease                             23,797                   20,462
       obligations).......................................
   Total other liabilities (including trade payables).....                 105,635                  108,974
   Total stockholder/partner/member deficit...............                (102,754)                (377,960)

                                                                             FISCAL YEARS ENDED
                                                               --------------------------------------------
                                                                  DECEMBER 29,               DECEMBER 28,
                                                                      1996                       1997
                                                               --------------------     -------------------
Statement of operations data:
   Gross revenue..........................................                $ 865,082               $ 801,792
   Income (loss) from continuing operations...............                 (156,505)               (337,342)

Statement of cash flows data:
   Cash flows from (used in) operating activities.........                $(128,819)              $(244,435)
   Cash flows from (used in) investing activities.........                  (82,307)                (35,555)
   Cash flows from (used in) financing activities.........                  212,366                 272,555
                                                               --------------------     -------------------
        Net change in cash................................                $   1,240               $  (7,435)
                                                               ====================     ===================

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

  The following tables set forth certain combined financial information as of December 29, 1996, and the year then ended, provided to ENBC by its financed
area developers.   During 1996, ten financed area developers were formed, and their data have been included in the table for 1996 from the dates of their respective formation and one financed area developer combined with one other financed area developer with geographically contiguous territory.

                                                                     Dec. 29,
                                                                       1996
                                                               -------------------
ENBC Financed Area Developers:
------------------------------

Total number of financed area developers..................                11
Total number of financed area developer stores open.......               301

Balance sheet data:
   Total gross assets.....................................          $221,156
   Total debt:
      To ENBC.............................................           140,754
      To third parties....................................                 -
   Total other liabilities (including trade payables).....            37,033
   Total partner/member equity............................            33,847

                                                                      FISCAL YEAR ENDED
                                                                           DEC. 29,
                                                                             1996
                                                                     -------------------
Statement of operations data:
   Gross revenue..........................................               $ 109,940
   Income (loss) from continuing operations...............                 (40,592)

Statement of cash flows data:
   Cash flows from (used in) operating activities.........               $ (16,382)
   Cash flows from (used in) investing activities.........                (187,955)
   Cash flows from (used in) financing activities.........                 205,756
                                                                     -------------------
         Net change in cash................................              $   1,419
                                                                     ===================

Other Financing

     PFCI has provided Harry's Farmers Market, Inc. ("Harry's") with two credit facilities (the "Loans"): (i) a $12.0 million refinancing loan, all of which was outstanding as of December 28, 1997 (the "Refinancing Loan"), and the proceeds of which were used by Harry's to repay other indebtedness and (ii) a $5.5 million development loan, $1.5 million of which was outstanding as of December 28, 1997 (the "Development Loan"). PFCI is obligated upon the request of Harry's, subject to certain conditions, to advance an additional principal amount of $2.0 million of the Development Loan on each of May 3, 1998 and November 3, 1998 (or at any time after such dates and prior to January 31, 2002). Proceeds of the Development Loan are to be used by Harry's to fund (i) expenditures in connection with the development of a business model for the improvement and expansion of Harry's business and facilities, (ii) the refurbishment of existing Harry's Farmers Market megastores and Harry's in a Hurry stores, and (iii) the development of new Harry's in a Hurry stores. The Loans bear interest at 5% per annum until January 31, 2002, and thereafter at a per annum rate equal to the rate designated by Bank of America National Trust and Savings Association as its reference rate plus 1%. Interest only is payable quarterly on the Loans until January 31, 2002, after which date the Loans become an amortized term loan payable in 20 equal quarterly installments of principal and interest unless otherwise exchanged as described below.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

     Subject to certain conditions, PFCI has the option, after July 30, 1998 and until April 2002, to contribute to Harry's the principal amount of the Loans in exchange for approximately 13% of the common voting equity of Harry's, on a fully diluted basis as of December 28, 1997. Subject to certain exceptions, PFCI is obligated, not later than January 31, 2002, to contribute the principal amount of the Refinancing Loan to Harry's in exchange for approximately 9.0% of the common voting equity of Harry's on a fully diluted basis as of December 28, 1997. As of December 28, 1997, the carrying value of the outstanding balance of the Refinancing Loan was $6.0 million and the carrying value of the Development Loan was $1.5 million.

11.  STOCKHOLDERS' EQUITY

     In December 1995, the Company completed the public sale of 10,350,000 shares of its common stock, receiving net proceeds of approximately $342.0 million.

  Warrants

  The Company has issued warrants to purchase 905,651 shares of common stock to third parties exercisable at prices ranging from $7.03 to $25.00. The warrants expire at various dates through December 2001.

  Stock Option Plans

  The Company has stock option plans (the "Plans") under which options to purchase up to 17,240,000 shares of common stock may be granted. Under the terms of the Plans, the Company may grant options to certain employees and officers and directors of, and consultants to, the Company. The option price is equal to the fair market value on the date of the grant and each option has a
term of ten years.   The options vesting period is determined at the time of the stock option grant by the Stock Option Committee of the board of directors. Except with respect to the stock option exchange program described below, options granted to date generally vest at either 10% at the end of the first year, an additional 20% at the end of the second year, an additional 30% at the end of the third year and the balance vesting at the end of the fourth year from the date of the grant or vest ratably over a four-year period. The Company's 1997 stock option plan provides for 100% vesting of all outstanding options upon the occurrence of a Change in Control (as defined in the option plan). As of December 28, 1997, approximately 3.2 million options were outstanding under the 1997 stock option plan.

  In October 1997, the Stock Option Committee of the board of directors authorized a stock option exchange program to provide employees the opportunity to exchange existing options for new options priced at fair market value on the date of exchange. Approximately 3.4 million vested and unvested outstanding options with original exercise prices ranging from $11.19 to $37.88 per share were canceled in exchange for the grant of the same number of new options with an exercise price of $8.94 per share. The vesting schedule of the new options was determined based on the grant date of the canceled options. New options issued upon cancellation of options originally granted from January 1, 1994 through November 14, 1994 vest 100% on November 10, 1998. New options issued upon cancellation of options originally granted from November 15, 1994 through December 18, 1995 vest 50% on each of November 10, 1998 and November 10, 1999. New options issued upon cancellation of options originally granted after December 18, 1995, vest 33% on each of November 10, 1998, November 10, 1999 and November 10, 2000.

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

  ENBC has employee stock option plans under which options to purchase up to 11,813,146 shares of common stock of ENBC may be granted. ENBC also has a stock option plan for non-employee directors under which options to purchase up to 100,000 shares of common stock of ENBC may be granted. The terms of these plans are generally similar to the

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

Company's plans, however, option grants to each director who is not an officer or employee of the Company are limited to a market value of $50,000 at the date of grant.

  The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company's stock options granted at fair market value to employees. Had employee compensation expense for the Company's plans been determined based on the fair value at the grant date for awards in 1995, 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted earning
(loss) per share would have been as indicated below (in thousands, except per share data):

                                                       1995                     1996                      1997
                                               -------------------      -------------------       ------------------
Net income (loss) - as reported..........             $33,559                  $66,958                $(223,892)
Net income (loss) - pro forma............             $33,015                  $62,638                $(237,438)
Basic earnings (loss) per share -
   as reported...........................             $  0.71                  $  1.07                $   (3.32)
Basic earnings (loss) per share -
   pro forma.............................             $  0.70                  $  1.01                $   (3.59)
Diluted earnings (loss) per share -
  as reported............................             $  0.66                  $  0.99                $   (3.32)
Diluted earnings (loss) per share -
  pro forma..............................             $  0.65                  $  0.94                $   (3.59)

   The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       1995                     1996                      1997
                                               -------------------      -------------------       ------------------

Expected volatility......................               38.0%                    37.1%                    45.0%
Risk-free interest rate..................                6.8%                     6.3%                     6.2%
Expected lives...........................             5 years                  5 years                  5 years
Dividend yield...........................                   0                        0                        0

   Activity under the option plans is as follows:


                                                                                                WEIGHTED AVERAGE SHARE
                                                NUMBER OF COMPANY OPTIONS                            EXERCISE PRICE
                                    -----------------------------------------------         ---------------------------------
                                       1995              1996               1997             1995           1996        1997
                                    ---------         ----------         ----------         ------        ------       ------
Company plans:

Options outstanding at
  beginning of fiscal year.         8,140,421          8,668,265          8,704,381         $ 5.81        $ 8.36       $12.33

  Options granted..........         1,141,955          1,647,550          5,079,441          24.37         26.31        14.66
  Options  exercised.......          (539,899)        (1,343,647)        (2,298,410)          2.68          3.94         3.04
  Options forfeited........           (74,212)          (267,787)        (5,123,291)         21.07         15.13        23.68
                                    ---------         ----------         ----------         ------        ------       ------
Options outstanding at
  end of fiscal year.......         8,668,265          8,704,381          6,362,121         $ 8.36        $12.33       $ 8.53
                                    =========         ==========         ==========         ======        ======       ======
Options exercisable at
  end of fiscal year.......         2,693,143          4,152,163          2,566,891         $ 3.25        $ 4.41       $ 5.13
                                    =========         ==========         ==========         ======        ======       ======

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

   Information on Company options outstanding and options exercisable as of December 28, 1997, is as follows:

                                              COMPANY OPTIONS OUTSTANDING                      COMPANY OPTIONS EXERCISABLE
                                ----------------------------------------------------       ---------------------------------
                                                       WEIGHTED
                                                       AVERAGE                                                  WEIGHTED
                                                      REMAINING          WEIGHTED                                AVERAGE
     RANGE OF                   NUMBER OF            CONTRACTUAL         AVERAGE           NUMBER OF          EXERCISE PRICE
 EXERCISE PRICE                  OPTIONS             LIFE (YEARS)     EXERCISE PRICE        OPTIONS              PER SHARE
-----------------               ---------            ------------     --------------      -----------         --------------
$  1.00 - $  3.00               1,261,960               4.24              $ 1.54          1,241,960               $ 1.53
   3.01 -    6.00                 949,347               5.36                4.15            949,347                 4.15
   6.01 -    9.00               3,202,647               9.87                8.93                  -                    -
  12.01 -   15.00                 244,580               6.93               14.88            134,070                14.88
  15.01 -   18.00                 325,739               6.43               17.55            147,632                17.72
  18.01 -   21.00                  27,779               6.78               19.89             17,767                19.52
  21.01 -   24.00                  96,987               9.19               22.76              8,988                22.25
  24.01 -   27.00                  63,074               8.34               25.17              9,088                24.95
  27.01 -   30.00                   2,127               7.85               29.72                614                29.75
  30.01 -   33.00                 143,984               8.40               30.96             26,174                31.00
  33.01 -   36.00                  43,897               8.35               35.52             31,251                35.75
                                ---------            -------          ----------          ---------           ----------
                                6,362,121               7.71              $ 8.53          2,566,891               $ 5.13
                                =========            =======          ==========          =========           ==========

   Activity under the ENBC option plans is as follows:

                                                                    NUMBER OF                            WEIGHTED
                                                                      ENBC                            AVERAGE SHARE
                                                                     OPTIONS                          EXERCISE PRICE
                                                           ----------------------------             --------------------
                                                              1996              1997                 1996         1997
                                                           ----------         ---------             -------      -------
Options outstanding at beginning
   of fiscal year (or date of loan conversion).....        3,410,734          3,478,075              $ 6.50       $ 6.87
     Options granted...............................          239,714          2,327,327               12.57        11.48
     Options exercised.............................          (47,440)          (269,904)               5.89         6.20
     Options forfeited.............................         (124,933)          (579,611)               7.98        11.44
                                                           ----------         ---------             -------      -------
Options outstanding at end of fiscal year..........        3,478,075          4,955,887              $ 6.87       $ 8.58
                                                           ==========         =========             =======      =======
Options exercisable at end of fiscal year..........          275,824            557,816              $ 5.93       $ 6.56
                                                           ==========         =========             =======      =======

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

  Information on ENBC options outstanding and exercisable as of December 28, 1997, is as follows:

                                            ENBC OPTIONS OUTSTANDING                         ENBC OPTIONS EXERCISABLE
                                ----------------------------------------------------       ----------------------------
                                                     WEIGHTED
                                                      AVERAGE                                             WEIGHTED
                                                     REMAINING           WEIGHTED                          AVERAGE
   RANGE OF                     NUMBER OF           CONTRACTUAL           AVERAGE          NUMBER OF    EXERCISE PRICE
EXERCISE PRICES                  OPTIONS            LIFE (YEARS)      EXERCISE PRICE        OPTIONS        PER SHARE
---------------                 ---------           ------------      --------------       ---------    --------------
$ 5.00 - $ 6.00                 1,283,812               7.45              $ 5.88            406,151          $ 5.88
  6.01 -   9.00                 1,188,333               8.04                6.58             99,718            6.56
  9.01 -  12.00                 2,456,251               9.60               10.79             50,300           11.44
  12.01 - 15.00                     5,288               8.58               15.00                523           15.00
  18.01 - 21.00                    10,736               9.37               18.63                  -               -
  27.01 - 30.00                     9,124               8.94               29.59                911           29.59
  30.01 - 33.00                     1,546               8.77               32.65                137           32.63
  33.01 - 34.00                       797               8.81               33.66                 76           33.67
                                ---------           ------------      --------------       ---------    --------------
                                4,955,887               8.67              $ 8.58            557,816          $ 6.56
                                =========           ============      ==============       =========    ==============

  As of December 28, 1997, the Company had 33,337,013 shares of common stock reserved for issuance upon exercise of stock options and warrants and conversion of convertible subordinated debentures and LYONs.

Earnings (Loss) Per Share

  A reconciliation of the weighted average number of shares of common stock and dilutive Company securities used in the computation of basic and diluted earnings (loss) per share is as follows (in thousands):

                                                            DECEMBER 31,           DECEMBER 29,           DECEMBER 28,
                                                                1995                   1996                   1997
                                                         -----------------     ------------------     ------------------
Weighted average number of common shares
outstanding to compute basic earnings (loss) per
share...............................................                47,312                 62,857                 67,339
Dilutive effect of common stock options,
warrants and convertible debentures.................                 3,760                  8,286                      -
                                                         -----------------     ------------------     ------------------
Diluted weighted average number of
shares outstanding..................................                51,072                 71,143                 67,339
                                                         =================     ==================     ==================

     For the year ended December 29, 1996, net income was increased by $3.6 million in the computation of diluted earnings per share. The increase to net income represents interest expense, net of income taxes on the Company's 4 1/2% convertible subordinated debentures.

     The calculation of diluted earnings (loss) per share excludes the Company's liquid yield option notes and convertible subordinated debentures (other than the impact in 1996 of the 4 1/2% convertible subordinated debentures) because of their antidilutive effect. In addition, stock options and warrants outstanding in 1995 and 1996, which had exercise prices greater than the average market price of the Company's common stock, were excluded from the 1995 and 1996 computations because of their antidilutive effect. All stock options and warrants outstanding in 1997 were excluded from the computation because of their antidilutive effect.

12.  RELATED-PARTY TRANSACTIONS

     The Company and ENBC have entered into secured loan, area development, and franchise agreements with certain area developers in which certain directors and officers of the Company, ENBC and members of their families have a direct

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
or indirect equity interest. These entities have paid approximately $20.0 million, $41.0 million and $60.0 million in national and local advertising contributions in 1995, 1996 and 1997. The Company and ENBC (since conversion on June 17, 1996) have also sold to certain of these entities, stores, inventory, equipment, and other miscellaneous assets, including reimbursement of the Company's and ENBC's general and administrative costs and expenses, common stock, and warrants to purchase common stock for which they received approximately $14.6 million, $30.5 million and $3.6 million in 1995, 1996 and 1997, respectively. In 1997, the Company purchased from certain of these entities, Boston Market stores and related assets for a purchase price of $25.6 million. The Company has paid to one of these area developers $100,000 in 1995 for various services. The Company believes that the terms of these agreements are as favorable to the Company as those with other area developers of the Company.

  Pursuant to Statement of Financial Accounting Standards No. 57 "Related Party Disclosures", all Company and ENBC financed area developers may be or may have been deemed to be related parties as a result of the lending and franchise relationships with their area developers. Total royalties and franchise related fees earned from all financed area developers were $59.9 million, $110.9 million and $116.6 million in 1995, and 1996 and 1997, respectively. Total interest income earned from all financed area developers was $32.0 million, $57.1 million and $81.6 million in 1995, 1996 and 1997, respectively. Total notes receivable from all financed area developers were $788.0 million and $800.0 million at December 29, 1996 and December 28, 1997, respectively.

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

  As of December 29, 1996 and December 28, 1997, ENBC had notes receivable from a stockholder of $3.4 million. The notes receivable bear interest at the applicable reference rate of Bank of America National Trust and Savings Association plus 1%. Principal and interest are due April 2001. The notes are collateralized by various assets.

  Certain officers and directors of the Company are officers and minority investors in BCEF, having invested $4.2 million of an aggregate of $60.0 million at December 28, 1997. The Company has been engaged by BCEF to be its manager for which it received fees of $375,000 in 1995 and $125,000 in 1996. Neither the Company nor ENBC has an equity interest in BCEF.

  Certain officers and directors of the Company and ENBC and members of their families are investors in Bagel Funding, having invested $16.3 million of an aggregate of $89.6 million. ENBC is the manager of Bagel Funding. Bagel Funding paid $250,000 to ENBC (since conversion on June 17, 1996) during 1996 in its capacity as manager. Neither the Company nor ENBC has an equity interest in Bagel Funding. Certain officers and directors of ENBC and members of their families acquired equity interests in ENBC's area developers in exchange for promissory notes. These equity interests were converted into equity interests in Bagel Partners in December 1997 and were redeemed in exchange for cancellation of such promissory notes (having an aggregate principal amount of approximately $2.1 million) in January 1998.

  Certain officers and directors of the Company have an equity interest in Market Partners, having invested $9.4 million of an aggregate of $76.5 million at December 28, 1997. Neither the Company nor ENBC has an equity interest in Market Partners.

  During 1997, the Company purchased approximately a 92% equity interest in PFCI for $2.7 million in cash and notes in the principal amount of approximately $6.4 million from Saad Nadhir and Scott Beck (See Note 3). PFCI, prior to its acquisition, paid $0.5 million in interest on its loan with the Company.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

     In July 1997, the Company sold to certain directors and members of their family, all of its 20,000 shares of Series A Convertible Preferred Stock (the "Series A Stock") of Spincycle, Inc. ("Spincycle") owned by the Company. The Company sold the Series A Stock to such investors for $199.25 per share. Such per share price was the same per share price paid to Spincycle by third party investors not affiliated with Spincycle in June 1997 for shares of preferred stock of Spincycle with substantially the same terms as the Series A Stock. The Company sold its investment in Spincycle because such investment was unrelated to its core business. Such sale provided the Company with an opportunity to liquidate an otherwise illiquid investment for an aggregate gain of $1.5 million.

     During 1995 and 1996, the Company paid approximately $662,000 and $282,000, respectively, to Bowana Aviation, Inc. ("Bowana") for the use of aircraft. Scott Beck and a relative owned Bowana. The Company believes that the amounts charged are at rates at least comparable to those charged by third parties.


13.  ENBC EQUITY OFFERINGS

     During 1996 and 1997, from the date of the conversion of the Company's loan to ENBC, ENBC issued approximately 9.9 million shares of its common stock to third parties pursuant to an initial and a subsequent public offering, a concurrent non-underwritten public offering, and through the exercise of stock options and warrants at prices ranging from $5.88 per share to $28.58 per share. Prior to these transactions, the Company held approximately a 70% interest in ENBC, and subsequent to these transactions at December 28, 1997, the Company held approximately a 52% interest in ENBC. These transactions generated a pretax gain of approximately $38.2 million in 1996 and $0.2 million in 1997, as a result of ENBC issuing shares of common stock at prices per share greater than the Company's carrying value. Deferred income taxes have been provided on the gain.

14.  IMPAIRMENT LOSS

     In addition to the impairment loss on notes receivable (See Note 10), in 1997, the Company recognized an impairment loss of $76.3 million on various long-lived assets. The loss resulted primarily from the planned disposition of store related real estate for closed Boston Market stores and the discontinuation of computer software, hardware and other store related programs, all of which had a net book value of $80.1 million. The Company plans to dispose of the real estate in 1998. In addition, ENBC recognized an impairment loss of $10.8 million which related primarily to the planned closure of a bagel dough production facility, anticipated to be disposed of in 1998. In addition, as a result of ENBC's transition to a Company-owned system, ENBC wrote-off certain store development costs and other store related programs. ENBC assets subject to the impairment loss had a net book value of $11.6 million. The impairment losses are included in general and administrative expenses in the accompanying statement of operations.

15.  SUBSEQUENT EVENT

     In March 1998, the Company entered into an agreement with BCEF and Market Partners to acquire BCEF and Market Partners. The agreement calls for the Company to acquire BCEF and Market Partners through a proposed merger of BCEF and Market Partners with and into a wholly-owned subsidiary of the Company for aggregate consideration of $126.8 million aggregate liquidation preference of 10% Series A Exchangeable Preferred Stock of the Company (the "Preferred Stock"), 3.5 million shares of common stock of the Company and $10.0 million in cash. The 10% dividend payable quarterly on the Preferred Stock is payable, at the Company's option, in either additional shares of Preferred Stock or cash for a period of three years and is payable in cash thereafter. The Preferred Stock is optionally redeemable by the Company at any time, in cash, at redemption prices which start at 50% of the liquidation preference and increase over time. The Preferred Stock is mandatorily redeemable in 2005 at a price of 110% of the liquidation preference. The transaction is subject to approval of holders owning at least two-thirds of the interest of each of BCEF and Market Partners, regulatory approvals and final documentation.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Boston Chicken, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Boston Chicken, Inc. and subsidiaries as of December 29, 1996 and December 31, 1997, and for the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997 included in this Form 10-K, and have issued our report thereon dated February 18, 1998 (except Notes 6, 10 and 15 as to which the date is March 30, 1998). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Part IV, Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN  LLP


Denver, Colorado
February 18, 1998
(except Notes 6, 10 and
15 as to which the date
is March 30, 1998)

                                                                     SCHEDULE II

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                          ADDITIONS
                                                       BALANCE           CHARGED TO                           BALANCE
                                                    AT BEGINNING          COSTS AND                          AT END OF
CLASSIFICATION                                        OF PERIOD           EXPENSES         DEDUCTIONS(a)       PERIOD
-----------------------------------------           ------------        -------------      -------------     -----------
FISCAL YEAR ENDED DECEMBER 28, 1997:
   ACCOUNTS RECEIVABLE-ALLOWANCE
   FOR DOUBTFUL ACCOUNTS.................             $  424,000        $  847,915(b)       $  111,915       $ 1,160,000
FISCAL YEAR ENDED DECEMBER 29, 1996:
  Accounts Receivable-Allowance
   for Doubtful Accounts.................              1,042,585           402,307          1,020,892            424,000
Fiscal year ended December 31, 1995:
  Accounts Receivable-Allowance
  for Doubtful Accounts..................                246,193           796,392                  -          1,042,585
Fiscal year ended December 28, 1997:
   Due from Affiliates-Allowance
   for Doubtful Accounts.................                      -        12,902,450                  -         12,902,450
Fiscal year ended December 29, 1996:
   Due from Affiliates-Allowance
   for Doubtful Accounts.................                      -                 -                  -                 -
Fiscal year ended December 31, 1995:
   Due from Affiliates-Allowance
   for Doubtful Accounts.................                      -                 -                  -                 -


(a) Deductions represent recoveries of doubtful accounts and write-offs of uncollectible accounts.
(b) $800,000 of additions were charged to goodwill in connection with acquisitions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors. The information appearing under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 20, 1998 (the "Proxy Statement"), is incorporated herein by reference.

  Executive Officers. Information with respect to executive officers of the Company is set forth under the caption "Executive Officers" in item 1 of this report.

  Compliance with Section 16(a) of the Exchange Act. The information appearing under the caption "Principal Stockholders and Securities Ownership of Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement is incorporated herein by reference.


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

                                    PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  Financial Statements, Schedules and Exhibits

     1. The Company's Consolidated Financial Statements are set forth in Part II, Item 8.

        A. Report of Independent Public Accountants (Arthur Andersen LLP);
        B. Consolidated Balance Sheets at December 29, 1996 and December 28,
           1997;
        C. Consolidated Statements of Operations for each of the three years ended December 31, 1995, December 29, 1996 and December 28, 1997;
        D. Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 1995, December 29, 1996 and December 28,
           1997;
        E. Consolidated Statements of Cash Flows for each of the three years ended December 31, 1995, December 29, 1996 and December 28, 1997; and
        F. Notes to Consolidated Financial Statements.

  2. The following schedules are set forth in Part II, Item 8.

     A. Report of Independent Public Accountants (Arthur Andersen LLP);
     B. Schedule II - Valuation and Qualifying Accounts.

  3. EXHIBITS

 (a) The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

     (i)     Amended and Restated 1991 Employee Stock Option Plan. Exhibit
             10.4(a)

     (ii)    Amendment to Amended and Restated 1991 Employee Stock Option Plan.
             Exhibit 10.4(b)

     (iii)   1995 Employee Stock Option Plan.  Exhibit 10.5(a)

     (iv)    Amendment to 1995 Employee Stock Option Plan.  Exhibit 10.5(b)

     (v)     Second Amendment to 1995 Employee Stock Option Plan. Exhibit
             10.5(c)

     (vi) Amended and Restated 1991 Stock Option Plan for Non-Employee Directors. Exhibit 10.6

     (vii)   Amendment to 1991 Stock Option Plan for Non-Employee Directors.
             Exhibit 10.7

     (viii) Consulting Agreement dated October 14, 1995, between the Company and J. Bruce Harreld. Exhibit 10.16

     (ix) Option Agreement between the Company and Mark W. Stephens dated as of April 23, 1996. Exhibit 10.19

     (x) Option Agreement between the Company and Mark R. Goldston dated as of April 23, 1996. Exhibit 10.20

     (xi) Option Agreement between the Company and Saad J. Nadhir dated as of July 25, 1996. Exhibit 10.29

     (xi) Letter Agreement between the Company and Jeffry J. Shearer dated as of August 19, 1996. Exhibit 10.30

     (xii) Letter Agreement between the Company and Thomas R. Sprague dated December 27, 1996. Exhibit 10.33

     (xiv) Transition and Consulting Agreement between the Company and Laurence Zwain dated August 29, 1997. Exhibit 10.43

     (xv)    1997 Stock Option Plan.  Exhibit 10.45(a)

     (xvi)   Amendment to 1997 Stock Option Plan.  Exhibit 10.45(b)

     (xvii) Termination Agreement dated December 26, 1997 by and between the Company and Mark R. Goldston. Exhibit 10.47

     (xviii) Termination Agreement dated December 26, 1997 by and between ENBC and Mark R. Goldston. Exhibit 10.48

     (xix) Letter Agreement dated August 25, 1997 relating to employment of Saad J. Nadhir. Exhibit 10.49(a)

     (xx) Amendment to Letter Agreement dated January 19, 1998 relating to employment of Saad J. Nadhir. Exhibit 10.49(b)


     (xxi) Letter Agreement dated August 28, 1997 relating to employment of Mark W. Stephens. Exhibit 10.50(a)

     (xxii) Amendment to Letter Agreement dated January 19, 1998 relating to employment of Mark W. Stephens. Exhibit 10.50(b)

(b)  Reports on Form 8-K

     The Company filed two reports on Form 8-K during the quarter ended December 28, 1997.

     The first report was dated October 30, 1997 (the "October Form 8-K"). The October Form 8-K reported under Item 5 (Other Events) (i) that the board of directors of the Company had recommended that the Company change to a system in which Boston Market Stores are owned by the Company instead of being owned by area developers of the

Company and that becoming a Company-owned system could best be achieved by the Company first acquiring BC Equity Funding, L.L.C. and Market Partners, L.L.C.,
(ii) the Company's results for the third quarter ended October 5, 1997 and (iii) that the Company had amended its senior credit facility to provide an $85 million revolving loan.

  The second report was dated December 5, 1997 (the "December Form 8-K"). The December Form 8-K reported under Item 2 (Acquisitions or Disposition of Assets) that Einstein/Noah Bagel Corp. ("ENBC"), a 52% owned subsidiary of the Company, acquired an approximately 77% interest in Einstein/Noah Bagel Partners, L.P., the surviving entity of the merger of ENBC's five area developers.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1998
                              Boston Chicken, Inc.

                              By:       /s/ SAAD J. NADHIR
                              -------------------------------------------
                              Name:     Saad J. Nadhir
                              Title:    Co-Chairman of the Board
                                        and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 1998.

                  SIGNATURE                             TITLE
                  ---------                             -----

              /s/ SAAD J. NADHIR         Co-Chairman of the Board, Chief
           -------------------------     Executive Officer, and Director
                  Saad J. Nadhir         (Principal Executive Officer)


             /s/ SCOTT A. BECK           Co-Chairman of the Board, President
           -------------------------     and Director
                 Scott A. Beck


             /s/ MARK W. STEPHENS        Vice Chairman of the Board.
           -------------------------     Chief Financial Officer and
                 Mark W. Stephens        Director
                                         (Principal Financial Officer)


             /s/ MARK A. LINK            Vice President--Financial Reporting
           -------------------------     (Principal Accounting Officer)
                 Mark A. Link


             /s/ ARNOLD C. GREENBERG     Director
           -------------------------
              Arnold C. Greenberg


             /s/ J. BRUCE HARRELD        Director
           -------------------------
                 J. Bruce Harreld


             /s/ M HOWARD JACOBSON       Director
           -------------------------
                 M Howard Jacobson


             /s/ PEER PEDERSEN           Director
           -------------------------
                 Peer Pedersen

                                 EXHIBIT INDEX

Exhibit
-------
NUMBER                                     Exhibits
-------                                    --------

2.1          Form of Secured Loan Agreement by and between ENBC and each of Colonial Bagels, L.P.,
             Great Lakes Bagels, L.P., Gulfstream Bagels, L.P., Sunbelt Bagels, L.L.C. and Noah's
             Pacific, L.L.C. (incorporated by reference to Exhibit 2.1 to the Company's Current
             Report on Form 8-K dated December 5, 1997).

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

4.1(a)       Certificate of Incorporation of the Company, as amended (included in Exhibit 3.1(a)).

4.1(b)       Certificate of Amendment to Certificate of Incorporation (included in Exhibit 3.1(b)).

4.2          Amended and Restated Bylaws of the Company (included in Exhibit 3.2).

4.3          Indenture dated as of February 1, 1994 by and between the Company and Harris Trust and Savings Bank, as Trustee, which includes as Exhibit A the form of Debenture for the Company's 4  1/2% Convertible Subordinated Debentures Due 2004 (the "4  1/2%
             Debenture Indenture") (incorporated by reference to Exhibit 4.1 to the Company's 1993 annual report on Form 10-K).

4.4(a)       Secured Revolving Credit Agreement dated as of December 9, 1996 among the Company,
             Bankers Trust Company, as Documentation Agent, Bank of America National Trust and
             Savings Association, as Agent, and the Lenders named therein ("Credit Agreement")
             (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on
             Form S-3 (Reg. No. 333-22917)).

4.4(b)       First Amendment and consent dated October 24, 1997 ("Credit Agreement Amendment") to
             Credit Agreement (incorporated by reference to Exhibit 4.1 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended October 5, 1997).

4.5          Amended and Restated Facilities Agreement dated as of October 24, 1997, among the
             Company, Bank of America National Trust and Savings Association, as Agent for certain lenders and General Electric Capital Corporation, for itself and as Agent for certain lease participants ("Amended and Restated Facilities Agreement") (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended October 5, 1997).

4.6          Concurrent Private Placement Agreement dated November 8, 1993 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1 (Reg.
             No. 33-73870)).

                                   Exhibit-1

EXHIBIT
-------
NUMBER
------                                  EXHIBIT
                                        -------

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

4.9          Indenture dated as of June 1, 1995 by and between the Company and Chemical Bank, as
             Trustee, which includes as an exhibit the form of LYON for the Company's Liquid Yield
             Option Notes due 2015 (the "LYONs Indenture") (incorporated by reference to Exhibit
             4.14 to the Company's Registration Statement on Form S-3 (Reg. No. 33-93872)).

4.10         Warrant Purchase Agreement dated as of July 18, 1996 by and between the Company and
             Market Partners, L.L.C. ("Market Partners"), including the form of Warrant ("Warrant
             Purchase Agreement") (incorporated by reference to Exhibit 4.17 to the Company's
             Registration Statement on Form S-8 (Reg. No. 333-15389)).

4.11         Registration Rights Agreement dated as of September 27, 1996 by and between the
             Company and Market Partners (incorporated by reference to Exhibit 4.18 to the
             Company's Registration Statement on Form S-8 (Reg. No. 333-15389)).

4.12         Amended and Restated Warrant Certificate of the Company dated December 29, 1997 issued to General Electric Capital Corporation ("Amended and Restated GECC Warrant
             Certificate").

4.13         Amended and Restated Registration Rights Agreement dated as of December 29, 1997 by and between the Company and General Electric Capital Corporation.

4.14         Indenture dated as of April 28, 1997 by and between the Company and Bankers Trust
             Company, as Trustee, which includes as an Exhibit the form of Debenture for the
             Company's 7  3/4% Convertible Subordinated Debentures due 2004 (the "7  3/4%
             Debenture Indenture") (incorporated by reference to Exhibit 4.1 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended April 20, 1997).

4.15         Warrant Certificate of the Company dated December 5, 1997 issued to AT&T Commercial
             Finance Corporation ("AT&T") ("AT&T Warrant Certificate").

4.16         Registration Rights Agreement dated as of December 5, 1997 by and between the Company and AT&T.

4.17         Warrant Certificate of the Company dated December 5, 1997 issued to Sanwa Business
             Credit Corporation ("Sanwa") ("Sanwa Warrant Certificate").

4.18         Registration Rights Agreement dated as of December 5, 1997 by and between the Company and Sanwa.

10.1(a)      Credit Agreement (included in Exhibit 4.4(a)).

10.1(b)      Credit Agreement Amendment (included in Exhibit 4.4(b)).

                                   Exhibit-2

EXHIBIT
-------
NUMBER
------                                EXHIBIT
                                      -------

10.2         Amended and Restated Facilities Agreement (included in Exhibit 4.5).

10.3         4  1/2% Debenture Indenture (included in Exhibit 4.3).

10.4(a)      Amended and Restated 1991 Employee Stock Option Plan (incorporated by reference to
             Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Reg. No. 33-69256)).

10.4(b)      Amendment to Amended and Restated 1991 Employee Stock Option Plan.

10.5(a)      1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 33-81001))

10.5(b)      Amendment to 1995 Employee Stock Option Plan (incorporated by reference to Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 20,
             1997).

10.5(c)      Second Amendment to 1995 Employee Stock Option Plan.

10.6         Amended and Restated 1991 Stock Option Plan for Non-Employee Directors (the
             ''Directors Plan'') (incorporated by reference to Exhibit 10.6 to the Company's
             Registration Statement on Form S-1 (Reg. No. 33-69256)).

10.7         Amendment to Directors Plan (incorporated by reference to Exhibit 10.8 to the
             Company's Registration Statement on Form S-1 (Reg. No. 33-81001)).

10.8         Concurrent Private Placement Agreement dated November 8, 1993 (included in Exhibit
             4.6).

10.9(a)      Amended and Restated Accounting and Administration Services Agreement dated as of May
             28, 1996 between the Company and ENBC (incorporated by reference to Exhibit 10.12(a)
             to the Registration Statement on Form S-1 of ENBC (Registration No. 333-04725)).

10.9(b)      First Amendment to Amended and Restated Accounting and Administration Services
             Agreement dated as of June 17, 1996 between the Company and ENBC (incorporated by reference to Exhibit 10.12(b) to the Registration Statement on Form S-1 of ENBC
             (Registration No. 333-04725)).

10.10(a)     Amended and Restated Computer and Communications Systems Services Agreement dated as of June 17, 1996 between the Company and ENBC (incorporated by reference to Exhibit
             10.15(a) to the Registration Statement on Form S-1 of ENBC (Registration No.
             333-04725)).

10.10(b)     First Amendment to the Amended and Restated Computer Communications Systems Services
             Agreement dated as of June 17, 1996 between the Company and ENBC (incorporated by reference to Exhibit 10.15(b) to the Registration Statement on Form S-1 of ENBC
             (Registration No. 333-04725)).

10.11(a)     Amended and Restated Loan Agreement dated May 17, 1996 between the Company and ENBC
             (incorporated by reference to Exhibit 10.1(a) to ENBC's Registration Statement on
             Form S-1 (Reg. No. 333-04725)).


                                   Exhibit-3

EXHIBIT
-------
NUMBER                                  EXHIBIT
------                                  -------


10.11(b)     First Amendment to the Amended and Restated Loan Agreement between the Company and
             ENBC dated July 19, 1996 (incorporated by reference to Exhibit 10.1(b) to the
             Registration Statement on Form S-1 of ENBC (Registration No. 333-04725)).

10.11(c)     Second  Amendment to the Amended and Restated Loan Agreement between the Company and
             ENBC dated September 16, 1996 and Second Amendment to Secured Demand Note of ENBC
             dated September 16, 1996 (incorporated by reference to Exhibit 10.1(c) to ENBC's
             Registration Statement on Form S-1 (Registration No. 333-12395)).

10.11(d)     Third Amendment to the Amended and Restated Loan Agreement between the Company and
             ENBC dated November 21, 1997 (incorporated by reference to Exhibit 10.1(d) to ENBC's
             1997 annual report on Form 10-K (Exchange Act File No. 0-21097)).

10.11(e)     Secured demand note of ENBC dated January 30, 1996, in favor of the Company
             (incorporated by reference to Exhibit 10.23(d) to the Company's 1995 annual report on
             Form 10-K).

10.11(f)     First Amendment to Secured Demand Note of ENBC dated as of March 7, 1996
             (incorporated by reference to Exhibit 10.3(b) to ENBC's Registration Statement on
             Form S-1 (Reg. No. 333-04725)).

10.11(g)     Second Amendment to Secured Demand note of ENBC dated as of September 16, 1996
             (incorporated by reference to Exhibit 10.1(c) ENBC's Registration Statement on Form
             S-1 (Reg. No. 333-04725).

10.11(h)     Amended and Restated Nonconvertible Note of ENBC dated November 21, 1997
             (incorporated by reference to Exhibit 10.3(d) to ENBC's 1997 annual report on Form
             10-K (Exchange Act File No. 0-21097)).

10.12        LYONs Indenture (included in Exhibit 4.9).

10.13        Form of Area Development between the Company and its Area Developers (incorporated by reference to Exhibit 99 to the Company's Report on Form 10-Q for the quarter ended
             October 5, 1997).

10.14        Form of Franchise Agreement between the Company and Boston Market Franchisees
             (incorporated by reference to Exhibit 99 to the Company's Report on Form 10-Q for the
             quarter ended October 5, 1997).

10.15        Form of Secured Loan Agreement between the Company and Area Developers partially financed by the Company (incorporated by reference to Exhibit 99 to the Company's
             Report on Form 10-Q for the quarter ended October 5, 1997).

                                   Exhibit-4


EXHIBIT
-------
NUMBER                                              Exhibits
------                                              --------

10.16        Consulting Agreement dated October 14, 1995, between the Company and
             J. Bruce Harreld (incorporated by reference to Exhibit 10.30 to the Company's 1995 annual report on Form 10-K).

10.17        Purchase and Supply Agreement (Amended and Restated as of April 1, 1996) between the
             Company and Hudson Foods, Inc. (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 30, 1996 filed by Hudson Foods, Inc., Commission File No.
             1-9050).

10.18        Concurrent Private Placement Agreement and Registration Agreement dated August 1,
             1996 between the Company and ENBC (incorporated by reference to Exhibit 10.3 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended July 14, 1996).

10.19        Option Agreement between the Company and Mark W. Stephens dated as of April 23, 1996
             (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form
             10-Q for the quarter ended July 14, 1996).

10.20        Option Agreement between the Company and Mark R. Goldston dated as of April 23, 1996
             (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form
             10-Q for the quarter ended July 14, 1996).

10.21(a)     Amended and Restated Secured Credit Agreement dated as of November 21, 1997 ("ENBC
             Secured Credit Agreement") among ENBC, the Lenders named therein, and Bank of America
             National Trust and Savings Association, as Agent (incorporated by reference to
             Exhibit 10.6 to ENBC's Current Report on Form 8-K dated November 21, 1997 (Exchange
             Act File No. 0-21097)).

10.21(b)     First Amendment and Waiver dated March 27, 1998 to ENBC's Secured Credit Agreement
             (incorporated by reference to Exhibit 10.4(b) to ENBC's 1997 Annual Report on Form
             10-K) (Exchange Act File No. 0-21097).

10.22        Amended and Restated Option Agreement dated August 15, 1997 among ENBC, Harlan Bagel
             Supply Company, L.L.C., and Hal P. Harlan, Hugh P. Harlan, and Doug H. Harlan (the
             "Harlan's") (incorporated by reference to Exhibit 10.4 to ENBC's Quarterly Report on
             Form 10-Q for the quarter ended October 5, 1997 (Exchange Act File No. 0-21097)).

10.23        Amended and Restated Project and Approved Supplier Agreement among Harlan Bagel
             Supply Company, Harlan Bakeries, Inc., the Harlan's and ENBC (incorporated by reference to Exhibit 10.3 to ENBC's Quarterly Report on Form 10-Q for the quarter ended October 5, 1997 (Exchange Act File No. 0-21097)).

10.24        Right of First Refusal Agreement among ENBC, Harlan Bakeries, Inc. and the Harlan's
             (incorporated by reference to Exhibit 10.26 to ENBC's Registration Statement on Form
             S-1 (Registration No. 333-12395)).

10.25        Warrant Purchase Agreement (included in Exhibit 4.10).


                                   Exhibit-5


EXHIBIT
-------
NUMBER                                              Exhibits
------                                              --------

10.26        Amended and Restated GECC Warrant Certificate (included in Exhibit 4.12).

10.27        AT&T Warrant Certificate of the Company (included in Exhibit 4.15).

10.28        Sanwa Warrant Certificate of the Company (included in Exhibit 4.17).

10.29        Option Agreement between the Company and Saad J. Nadhir dated as of July 25, 1996
             (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form
             10-Q for the quarter ended October 6, 1996).

10.30        Letter Agreement between the Company and Jeffry J. Shearer dated as of August 19,
             1996 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended October 6, 1996).

10.31        Sixth Amended and Restated Limited Liability Company Agreement of Bagel Store
             Development Funding, L.L.C. dated as of December 5, 1997 (incorporated by reference to Exhibit 10.16 to ENBC's 1997 annual report on Form 10-K (Exchange Act File No.
             0-21097)).

10.32        Concurrent Offering Purchase Agreement dated November 26, 1996 between the Company and ENBC (incorporated by reference to Exhibit 10.41 to the Company's 1996 annual report on Form 10-K).

10.33        Letter Agreement dated December 27, 1996 between the Company and Thomas R. Sprague
             (incorporated by reference to Exhibit 10.43 to the Company's 1996 annual report on
             Form 10-K).

10.34(a)     Master Lease Agreement No. 2 dated as of December 9, 1996 between the Company, as
             Lessee, and General Electric Capital Corporation, for itself and as Agent for certain participants (incorporated by reference to Exhibit 10.44(a) to the Company's 1996 annual report on Form 10-K).

10.34(b)     Amendment No. 1 to Master Lease Agreement No. 2 dated as of February 28, 1997 between the Company, as Lessee, and General Electric Capital Corporation, for itself and as
             Agent for certain participants (incorporated by reference to Exhibit 10.44(b) to the
             Company's 1996 annual report on Form 10-K).

10.34(c)     Amendment No. 2 to Master Lease Agreement No. 2 dated as of March 18, 1997 between the Company, as Lessee, and General Electric Capital Corporation, for itself and as
             Agent for certain participants (incorporated by reference to Exhibit 10.44(c) to the
             Company's 1996 annual report on Form 10-K/A filed with the Commission on April 25,
             1997).

10.35        Secured Loan Agreement dated as of January 31, 1997 between the Company and HFMI
             Acquisition Corporation, now known as Progressive Food Concepts, Inc. (incorporated by reference to Exhibit 10.45 to the Company's 1996 annual report on Form 10-K).

                                   Exhibit-6


EXHIBIT
-------
NUMBER                                              Exhibits
------                                              --------

10.36(a)     Amendment No. 1 to Master Lease Agreement dated as of September 28, 1995 between the
             Company, as Lessee, and General Electric Capital Corporation, for itself and as Agent for certain participants (incorporated by reference to Exhibit 10.46(a) to the
             Company's report on Form 10-K/A filed with the Commission on April 25, 1997).

10.36(b)     Amendment No. 2 dated as of December 9, 1996 to Master Lease Agreement between the
             Company, as Lessee, and General Electric Capital Corporation, for itself and as Agent for certain participants (incorporated by reference to Exhibit 10.46(b) to the
             Company's 1996 annual Report on Form 10-K/A filed with the Commission on April 25,
             1997).

10.36(c)     Amendment No. 3 dated as of March 18, 1997 to Master Lease Agreement between the
             Company, as Lessee, and General Electric Capital Corporation, for itself and as Agent for certain participants (incorporated by reference to Exhibit 10.46(c) to the
             Company's 1996 annual Report on Form 10-K/A filed with the Commission on April 25,
             1997).

10.37        7  3/4% Debenture Indenture (included in Exhibit 4.14).

10.38        Indenture dated as of May 29, 1997 by and between ENBC and Bankers Trust Company, as
             Trustee, which includes as Exhibits the forms of Debenture for ENBC's 7  1/4%
             convertible subordinated debentures due 2004 (incorporated by reference to Exhibit
             4.1 to ENBC's Current Report on Form 8-K dated as of May 22, 1997 (Exchange Act File
             No. 0-21097)).

10.39        Uniform Franchise Offering Circular dated March 25, 1997 as amended July 11, and
             August 15, 1997 (incorporated by reference to Exhibit 99 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended October 5, 1997).

10.40        Purchase Agreement dated as of August 27, 1997, among the Company, Scott A. Beck and
             Saad J. Nadhir, including promissory notes from the Company in favor of Scott A. Beck and Saad J. Nadhir (incorporated by reference to Exhibit 10.4(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended October 5, 1997).

10.41        Assignment and Assumption Agreement dated August 27, 1997 by the Company in favor of
             Scott A. Beck (incorporated by reference to Exhibit 10.4(b) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended October 5, 1997).

10.42        Assignment and Assumption Agreement dated August 27, 1997 by the company in favor of
             Saad J. Nadhir (incorporated by reference to Exhibit 10.4(c) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended October 5, 1997).

10.43        Transition and Consulting Agreement dated August 29, 1997 between the Company and
             Laurence Zwain (incorporated by reference to Exhibit 10.5 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended October 5, 1997).

10.44        1998 Restricted Stock Unit Plan.

10.45(a)     1997 Stock Option Plan.

                                   Exhibit-7


EXHIBIT
-------
NUMBER                                              Exhibits
------                                              --------
10.45(b)     Amendment to 1997 Stock Option Plan.

10.46        Purchase Agreement dated as of November 7, 1997, among the Company, Scott A. Beck and
             Saad J. Nadhir, including amended and restated promissory notes from the Company in favor of Scott A. Beck and Saad J. Nadhir.

10.47        Termination Agreement dated December 26, 1997 by and between the Company and Mark R.
             Goldston.

10.48        Termination Agreement dated December 26, 1997 by and between ENBC and Mark R.
             Goldston (incorporated by reference to Exhibit 10.25 to ENBC's 1997 Annual Report on
             Form 10-K (Exchange Act File No. 0-21097)).

10.49(a)     Letter Agreement dated August 25, 1997 relating to employment of Saad J. Nadhir.

10.49(b)     Amendment to Letter Agreement dated January 19, 1998 between the Company and Saad J.
             Nadhir.

10.50(a)     Letter Agreement dated August 28, 1997 relating to employment of Mark W. Stephens.

10.50(b)     Amendment to Letter Agreement dated January 19, 1998 between the Company and Mark W.
             Stephens.

10.51        Area Developer Merger Agreement and Plan of Merger dated as of December 5, 1997 among
             Colonial Bagels, L.P., Great Lakes Bagels, L.P., Gulfstream Bagels, L.P., Sunbelt
             Bagels, L.L.C. and Einstein/Noah Bagel Partners, L.P. (formerly Noah's Pacific,
             L.L.C.) (incorporated by reference to Exhibit 10.1 to ENBC's Current Report on Form
             8-K dated November 21, 1997 (Exchange Act File No. 0-21097)).

10.52        Partnership Agreement of Einstein/Noah Bagel Partners, L.P. (incorporated by reference to Exhibit 10.2 to ENBC's Current Report on Form 8-K dated November 21,
             1997 (Exchange Act File No. 0-21097)).

10.53        Loan Agreement dated as of December 5, 1997 by and between ENBC and Einstein/Noah
             Bagel Partners, L.P. (incorporated by reference to Exhibit 10.3 to ENBC's Current
             Report on Form 8-K dated November 21, 1997 (Exchange Act File No. 0-21097)).

10.54        Amended and Restated Development Agreement dated as of December 5, 1997 by and between ENBC and Einstein/Noah Bagel Partners, L.P. (incorporated by reference to
             Exhibit 10.4 to ENBC's Current Report on Form 8-K dated November 21, 1997 (Exchange Act File
             No. 0-21097)).

10.55        Services Agreement dated as of December 15, 1997 by and among Einstein/Noah Bagel
             Partners, L.P. and ENBC (incorporated by reference to Exhibit 10.5 to the Company's
             Current Report on Form 8-K dated December 5, 1997 (Exchange Act File No. 0-21097)).

21           Subsidiaries of the Company.

                                   Exhibit-8


EXHIBIT
-------
NUMBER                                              Exhibits
------                                              --------

23.1         Consent of Arthur Andersen LLP.

27.1         Financial Data Schedule for Fiscal Year Ended December 28, 1997.

27.2         Restated Financial Data Schedule for Fiscal Years Ended December 29, 1996 and
             December 31, 1995.

27.3         Restated Financial Data Schedule including Columns for Quarters Ended April 20, 1997,
             July 13, 1997 and October 5, 1997.

27.4         Restated Financial Data Schedule including Columns for Quarters Ended April 21, 1996,
             July 14, 1996 and October 6, 1996.

99.1         Form of Amended and Restated Agreements between the Company and BC Equity Funding,
             L.L.C. (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 14, 1996).

                                   Exhibit-9