Form 10-Q
period 1998-04-19
BOSTON CHICKEN INC
filed 1998-06-03
CIK 894751

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 19, 1998

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

                           14123 Denver West Parkway
                                P. O. Box 4086
                            Golden, CO 80401-4086
         (Address of principal executive offices, including zip code)

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
                              Yes    X                No
                                   ------                -----

Number of shares of Common Stock, $.01 par value per share, outstanding as of May 27, 1998: 72,335,078.

                             BOSTON CHICKEN, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                  Page No.
         Item 1. Financial Statements

              Consolidated Balance Sheets as of December 28, 1997 and
              April 19, 1998.........................................................  2

              Consolidated Statements of Operations for the quarters ended
              April 20, 1997 and April 19, 1998......................................  3

              Consolidated Statements of Cash Flows for the
              quarters ended April 20, 1997 and April 19, 1998.......................  4

              Notes to Consolidated Financial Statements.............................  5

         Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations............................... 13

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings................................................... 19

         Item 6. Exhibits and Reports on Form 8-K.................................... 19

         Signature Page.............................................................. 20

         Exhibit Index.........................................................Exhibit-1


                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                               December 28,       April 19,
                                                                   1997             1998
                                                              --------------   -------------
                                                                                (unaudited)
     ASSETS
     ------
Current Assets:
     Cash and cash equivalents (including $10,000 in
     restricted cash at April 1998)..........................   $   90,559      $   32,698
     Accounts receivable, net................................       13,894           9,765
     Inventories.............................................       16,132          16,530
     Prepaid expenses and other current assets...............        1,436             777
     Deferred income taxes...................................        2,353           2,353
                                                                ----------      ----------
         Total current assets................................      124,374          62,123
Property and Equipment, net..................................      530,582         559,170
Notes Receivable, net........................................      609,175         276,553
Deferred Financing Costs, net................................       24,570          23,255
Goodwill, net................................................      639,364         696,057
Other Assets, net............................................       77,062          76,918
                                                                ----------      ----------
          Total assets.......................................   $2,005,127      $1,694,076
                                                                ==========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
     Accounts payable........................................   $   33,205      $   21,409
     Accrued expenses........................................       85,207          87,441
     Other current liabilities...............................       14,119          14,611
                                                                ----------      ----------
          Total current liabilities..........................      132,531         123,461
Deferred Franchise Revenue...................................        5,723           5,268
Convertible Subordinated Debt-Boston Chicken, Inc............      417,020         417,020
Convertible Subordinated Debt-Einstein/Noah Bagel Corp.......      125,000         125,000
Liquid Yield Option Notes....................................      197,442         202,270
Senior Term Loan-Einstein/Noah Bagel Corp....................       24,000          22,500
Senior Secured Revolver-Boston Chicken, Inc..................            -          10,000
Deferred Income Taxes........................................        2,353           2,353
Other Noncurrent Liabilities.................................       44,753          45,396
Minority Interests...........................................      253,630         250,238
Commitments and Contingencies
Stockholders' Equity:
     Preferred Stock----$.01 par value; authorized 20,000,000
     shares; no shares issued and outstanding................            -               -
     Common Stock----$.01 par value; authorized 480,000,000
      shares; issued and outstanding: 71,400,179 shares at
      December 1997 and 71,464,290 shares at April 1998......          714             715
    Additional paid-in capital...............................      918,266         918,717
    Accumulated deficit......................................     (116,305)       (428,862)
                                                                ----------       ---------
                                                                   802,675         490,570
                                                                ----------      ----------
          Total liabilities and stockholders' equity.........   $2,005,127      $1,694,076
                                                                ==========      ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                             Quarter Ended
                                                        -----------------------
                                                        April 20,     April 19,
                                                          1997          1998
                                                        --------      ---------
Revenue:
  Company stores......................................  $ 50,092      $ 203,929
  Royalties and franchise related fees................    41,432          4,542
  Interest income.....................................    25,240          3,221
                                                        --------      ---------
    Total revenue.....................................   116,764        211,692
Costs and Expenses:
  Store operations:
    Food and paper....................................    18,734         72,209
    Labor.............................................    11,753         59,019
    Other controllable costs..........................     4,740         22,127
    Rent, occupancy and related.......................     3,230         19,447
    Contractual and discretionary marketing...........     3,963         11,078
  General and administrative..........................    18,222         53,704
  Depreciation and amortization
  (excluding goodwill amortization)...................     8,221         16,806
  Goodwill amortization...............................     1,880          5,954
  Provision for loan losses...........................         -        202,000
  Losses of Boston Chicken Inc.'s area developers.....         -         58,079
                                                        --------      ---------
    Total costs and expenses..........................    70,743        520,423
                                                        --------      ---------
Income (Loss) from Operations.........................    46,021       (308,731)
Other Income (Expense):
  Interest expense, net...............................    (7,229)       (16,767)
  Gain (loss) on issuances of subsidiary's stock......       701            (17)
  Other (expense) income, net.........................       (26)         1,010
                                                        --------      ---------
    Total other income (expense)......................    (6,554)       (15,774)
                                                        --------      ---------
Income (Loss) Before Income Taxes and
  Minority Interest...................................    39,467       (324,505)
Income Taxes..........................................    15,433              -
Minority Interest in (Earnings) Loss of Subsidiaries..    (2,586)        11,948
                                                        --------      ---------
Net Income (Loss).....................................  $ 21,448      $(312,557)
                                                        ========      =========
Basic Earnings (Loss) Per Share.......................  $   0.33      $   (4.38)
                                                        ========      =========
Diluted Earnings (Loss) Per Share.....................  $   0.31      $   (4.38)
                                                        ========      =========
Weighted Average Number of
  Common Shares Outstanding:
    Basic.............................................    64,718         71,438
                                                        ========      =========
    Diluted...........................................    72,597         71,438
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

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                          Quarter Ended
                                                                         ---------------------------------------------
                                                                               April 20,                 April 19,
                                                                                  1997                     1998
                                                                         -------------------      --------------------
Cash Flows from Operating Activities:
Net income (loss)..................................................                $  21,448                 $(312,557)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization....................................                   10,101                    22,760
  Interest on liquid yield option notes............................                    4,464                     4,828
  Deferred income taxes............................................                    1,517                         -
  Gain (loss) on sale of subsidiary's stock........................                     (701)                       17
  Minority interest................................................                    2,586                   (11,948)
  Provision for loan losses........................................                        -                   202,000
  Revenue not recognized from Boston Chicken, Inc.'s area
   developers.......................................................                       -                    48,469
  Losses of Boston Chicken, Inc.'s area developers.................                        -                    58,079
  Gain on disposal of assets.......................................                        -                     1,221
  Changes in assets and liabilities, excluding effects from
    acquisition:
    Accounts receivable and due from affiliates....................                    5,830                     3,910
    Accounts payable and accrued expenses..........................                  (56,699)                  (15,087)
    Deferred franchise revenue.....................................                     (409)                        -
    Other assets and liabilities...................................                   (4,041)                   (2,481)
                                                                         -------------------      --------------------
      Net cash used in operating activities........................                  (15,904)                     (789)
                                                                         -------------------      --------------------
Cash Flows from Investing Activities:
  Purchase of property and equipment...............................                  (28,524)                  (12,691)
  Proceeds from the sale of assets.................................                    4,659                     1,010
  Acquisition of other assets......................................                   (4,314)                        -
  Issuance of notes receivable.....................................                 (425,290)                 (201,292)
  Repayments of notes receivable...................................                  295,631                   147,219
                                                                         -------------------      --------------------
      Net cash used in investing activities........................                 (157,838)                  (65,754)
                                                                         -------------------      --------------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock...........................                    2,285                       182
  Proceeds from issuance of subsidiary's common stock..............                    8,206                         -
  Increase in deferred financing costs.............................                     (406)                        -
  Proceeds from revolving credit facilities........................                  219,500                    10,000
  Repayments of revolving credit facilities........................                 (154,200)                   (1,500)
                                                                         -------------------      --------------------
      Net cash provided by financing activities....................                   75,385                     8,682
                                                                         -------------------      --------------------
Net Decrease in Cash and Cash Equivalents..........................                  (98,357)                  (57,861)
Cash and Cash Equivalents, beginning of period.....................                  100,800                    90,559
                                                                         -------------------      --------------------
Cash and Cash Equivalents, end of period...........................                $   2,443                 $  32,698
                                                                         ===================      ====================

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated financial statements have been prepared by Boston Chicken, Inc. (the "Company") and are unaudited except for the consolidated balance sheet at December 28, 1997 and notes related thereto. The financial statements and notes thereto have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of April 19, 1998 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 28, 1997. The consolidated results of operations for the quarter ended April 19, 1998 are not necessarily indicative of the results expected for the full year.

2.   Going Concern

     On May 19, 1998, the Company announced that as a result of its analysis of operating results for the quarter ended April 19, 1998, and subsequent periods, and based upon the decline in store cash flow of the Boston Market system during 1998, unless the Company is able to renegotiate its senior credit facilities, sell assets and/or improve Boston Market store performance, the Company may not generate sufficient liquidity to meet its financial obligations in 1998. In addition, based upon the trends in performance of the Boston Market system to date, the Company announced in a Form 8-K report filed May 27, 1998, that it may not remain in compliance with certain covenants contained in its senior credit facilities. If the Company is in violation of the senior credit facilities, upon action of the required number of lenders, the outstanding principal balances under the Company's revolving credit facility and other senior credit facilities, including master lease financing, which in the aggregate totaled $241.8 million as of April 19, 1998, may be accelerated. Any such acceleration would also permit holders of other senior and subordinated debt of the Company to exercise their remedies, which include acceleration of their debt which in the aggregate totaled approximately $619.3 million as of April 19, 1998. The Company is holding discussions with its senior lenders to restructure the repayment terms and financial covenants of its credit facilities and is evaluating the sale of assets in an effort to improve its liquidity. As announced in a May 19, 1998 press release and the May 27, 1998 Form 8-K, Arthur Andersen LLP, the Company's independent public accountants, has reissued its report on the Company's 1997 financial statements to include a qualification which states there exists substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities, that might result should the Company be unable to continue as a going concern.

3.   Area Developer Financing

        Area Developer Financing

     The Company offers convertible and non-convertible secured debt financing to Boston Market area developers to partially finance store development and working capital needs. Advances under the facility are permitted in a predetermined maximum amount, generally equal to three to four times the amount of the area developer's contributed capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable in periodic installments, sometimes with a final balloon payment. The Company may extend the draw and repayment periods, subject to the area developer purchasing additional development rights, contributing additional capital, or in connection with other amendments to the loan agreement. Interest is set at the applicable reference rate of Bank of America National Trust and Savings Association as established from time to time (8.5% at April 19, 1998 and an average rate of 8.5% for 1998) plus 1%, and is payable each four-week period. The loan is secured by a pledge of substantially all of the assets of the area developer and generally by a pledge of the equity interests of the owners of the developer.
As previously announced, the Company has established provisions for potential loan losses on all but one of its area developers' notes. See Note 3(c) herein; Area Developer Information.

(a)  Loan Conversion Option

     The Company may convert all or any portion of the loan amount after a moratorium period (generally two years from execution or subsequent amendment of the loan) and generally after the area developer has completed not less than 80% of its area developer commitments or in the event of certain defaults and generally up to the later of full repayment of the loan or a specified date in the agreement, into equity in the area developer at the conversion price set forth in the loan agreement, which is at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. The Company has received a waiver of the moratorium period from all but one of its area developers. Subject to acquiring BC Equity Funding, L.L.C. ("BCEF") and Market Partners, L.L.C. ("Market Partners") (see Note 5), the Company plans to convert its notes into at least a majority equity interest in the area developers in which BCEF and Market Partners have preferred equity investments. Default provisions contained in the area developer loans typically include default in payment of principal and interest, breach of a representation or warranty or of any covenant contained in the loan agreement or security instruments, bankruptcy or bankruptcy-related act of the borrower, resignation or termination of key management personnel, default under the area development agreement, termination of three or more franchise agreements, dissolution or liquidation, material adverse change in financial condition, default of other indebtedness, the master lease, sublease or any real estate lease, a judgment in excess of $100,000 (not satisfied, vacated or covered by insurance) and the invalidity or termination of any security instrument. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire, at the loan conversion price, the amount of additional equity it could have acquired by conversion of the loan, had the loan been fully drawn. On average, upon conversion of the loan or exercise of the option, the Company would own approximately an 80% interest in each of its area developers.

     In March 1998, the Company converted its $119.2 million of loans to BC Great Lakes, L.L.C. ("Great Lakes") into an 85% equity interest in Great Lakes. The Company had previously established a $34.4 million provision for potential loan losses related to Great Lakes' loans. The Great Lakes transaction added 113 Boston Market stores, operating in the Chicago, Detroit, Milwaukee, Toledo metropolitan areas and parts of Indiana to the Company store base. As part of this transaction, the Company assumed approximately $11 million in liabilities owed to third parties. The transaction has been accounted for as a purchase, and, accordingly, the purchase price was allocated to identified assets and liabilities based upon their fair values at the date of the transaction, resulting in goodwill of approximately $63.0 million (based upon a preliminary allocation), which is being amortized over a 35-year life. The operating results of Great Lakes are included in results of operations from the date of acquisition.

     The following represents the unaudited pro forma results of operations as if the purchase transaction described above had occurred at the beginning of the Company's fiscal year (in thousands of dollars, except per share data):

        Total revenue............            $ 235,278
        Net loss.................             (314,375)
        Basic loss per share.....                (4.40)
        Diluted loss per share...            $   (4.40)

  (b)  Commitments to Extend Area Developer Financing

  The following tables summarize loan commitments, loan availability, outstanding loan balances (included in Notes Receivable on the Company's balance sheets) and contributed capital for Boston Market and area developers (in thousands of dollars, except number of area developers):

                                                                     December 28,               April 19,
                                                                         1997                      1998
                                                                -------------------       -------------------
Boston Market:
-------------
Number of area developers receiving financing.............                       14                        13
Loan commitments..........................................                $ 842,148                 $ 793,172
Loan availability.........................................                  (42,105)                  (59,265)
                                                                -------------------       -------------------
Loans outstanding, gross..................................                $ 800,043                 $ 733,907
Loan allowances...........................................                 (198,371)                 (464,856)
                                                                -------------------       -------------------
Loans outstanding, net....................................                $ 601,672                 $ 269,051
                                                                ===================       ===================
Contributed capital.......................................                $ 276,104                 $ 250,499
                                                                ===================       ===================

  The following tables summarize area developer financing activity of Boston Market area developers (in thousands of dollars):

                                                                                 Quarter Ended
                                                                ---------------------------------------------
                                                                      April 20,                 April 19,
                                                                         1997                      1998
                                                                -------------------       -------------------
Boston Market:
-------------
Area developer loan balances, beginning of quarter........                $ 647,265                 $ 800,043
Additional loan advances..................................                  292,451                   201,292
Loan repayments...........................................                 (237,042)                 (147,219)
Loans converted into equity or eliminated
  in consolidation........................................                  (80,000)                 (120,209)
                                                                -------------------       -------------------
Area developer loan balances, end of quarter..............                $ 622,674                 $ 733,907
                                                                ===================       ===================

   The majority of the loan advance and repayment activity reflects the revolving nature of the loans, that is, amounts are drawn and repaid on a regular basis to optimize cash management.

  (c) Area Developer Information

  Three Boston Market area developers accounted for approximately 13%, 11%, and 11% of the Boston Market area developers' gross notes receivable balance at April 19, 1998 and no other Boston Market area developer individually accounted for 10% or more of such notes receivable balance as of such date.

  A loan is considered impaired if it is probable that the Company will be unable to collect all contractual principal and interest when due. As of December 28, 1997 and April 19, 1998, the Company believed that each of the area developer loans may be impaired. Once a loan is deemed impaired, the Company determines the ultimate collectibility of the loan without regard to the contractual terms of the existing loan. Such evaluation resulted in a provision for potential loan losses of $202.0 million for the quarter ended April 19, 1998 (in addition to the $128.0 million provision for potential loan losses for fiscal 1997), which related to 13 of the area developer loans aggregating $846.9 million (including Great Lakes' loans). No provision for potential loan losses was deemed necessary for the remaining one area developer loan which had a loan balance of $7.3 million. The provision for potential loan losses for the first quarter of 1998 was based upon management's review of use of loan proceeds, the form and amount of consideration proposed in the acquisition of BCEF and Market Partners (See Note 5) and evaluations regarding the cost and availability of capital and the value of the collateral securing the loans. The provision for potential loan losses does not relieve the area developer of their obligation to repay their indebtedness to the Company. The balance at the beginning of fiscal 1998, average balance for the first quarter of 1998 and balance at the end of the first quarter of 1998, of all of the Company's area developer loans, was $800.0 million, $808.3 million and $733.9 million, respectively. The Company recognizes interest income on impaired loans, if in its judgement, the interest is ultimately collectible. Total interest income for the first quarter of 1998 recognized on impaired loans was $3.2 million, all of which has been collected by the Company. The total interest income the Company would have earned based upon the contractual terms of the loans was $24.1 million for the first quarter of 1998. The activity in the allowance for loan losses for the first quarter of 1998 was as follows (in thousands of dollars):

Balance at December 28, 1997.............      $128,000
Provision for loan losses................       202,000
Great Lakes loan conversion..............       (34,419)
Costs charged to the allowance...........        (3,573)
Loan write-offs..........................             -
                                               --------
Balance at April 19, 1998................      $292,008
                                               ========

     Commencing from the date the Company announced its intent in October 1997 to acquire BCEF and Market Partners, the Company has recognized in a single line item on its consolidated statement of operations, the net losses of the area developers in which BCEF and Market Partners have preferred equity interests, which aggregated $58.1 million for the first quarter of 1998. The losses were primarily non-cash and were due to goodwill and fixed asset writedowns by the area developers. The Company continues to charge such area developers royalties, franchise and related fees and interest, but no longer recognizes these payments as revenue. The area developer net losses recognized by the Company have been correspondingly reduced by the amount of the royalties, franchise and related fees and interest not recognized by the Company, which amounts aggregated $41.1 million for the first quarter of 1998. In addition, if an area developer generates insufficient cash on a cumulative basis from store operations, capital contributions and other sources (excluding borrowings from the Company) to pay royalties, interest and franchise fees when due, the Company will not recognize such fees, which amounts aggregated $7.4 million for the first quarter of 1998. The area developer losses and revenue not recognized by the Company have been presented as a reduction of the notes receivable balance from area developers in the accompanying balance sheet. The Boston Market area developer notes receivable balance as of December 28, 1997 and April 19, 1998, is summarized as follows (in thousands of dollars):

                                    December 28,   April 19,
                                       1997          1998
                                    -----------    ---------
Notes Receivable..................   $ 800,043     $ 733,907
Provision for loan losses.........    (128,000)     (292,008)
Losses of area developers.........     (49,352)     (107,431)
Revenue from area developers
not recognized....................     (21,019)      (65,417)
                                     ---------     ---------
Notes Receivable, net.............   $ 601,672     $ 269,051
                                     =========     =========

     The following tables set forth certain combined financial information provided to the Company by Boston Market financed area developers. During 1996, two financed area developers were formed, and their data have been included in the table for 1996 from the dates of their respective formation and two financed area developers combined with two other financed area developers with geographically contiguous territories. The table excludes Mid-Atlantic Restaurant Systems L.P., New Jersey Rose, L.L.C., and BC New York, L.L.C. for both years and Mayfair Partners, L.P. and Great Lakes for 1997, the loans to which have been converted into equity or eliminated in consolidation (in thousands, except number of financed area developers and store data):

                                                                  December 29,             December 28,
                                                                      1996                     1997
                                                               -----------------         ---------------
Boston Market Financed Area Developers:
---------------------------------------
Total number of financed area developers..................                14                     13
Total number of financed area developer stores open.......               841                    734

Balance sheet data:
   Total gross assets.....................................         $ 640,534              $ 516,300
   Total debt:
      To the Company......................................           555,105                687,366
      To third parties (including capital lease                       23,797                 20,462
       obligations).......................................
   Total other liabilities (including trade payables).....           105,635                108,974
   Total stockholder/partner/member deficit...............          (102,754)              (377,960)

                                                                            Fiscal Years Ended
                                                               ------------------------------------
                                                                 December 29,           December 28,
                                                                     1996                  1997
                                                               ----------------       -------------
Statement of operations data:
   Gross revenue..........................................         $ 865,082              $ 801,792
   Income (loss) from continuing operations...............          (156,505)              (337,342)

Statement of cash flows data:
   Cash flows from (used in) operating activities.........         $(128,819)             $(244,435)
   Cash flows from (used in) investing activities.........           (82,307)               (35,555)
   Cash flows from (used in) financing activities.........           212,366                272,555
                                                                   ---------              ---------
        Net change in cash................................         $   1,240              $  (7,435)
                                                                   =========              =========

4.  Royalties and Franchise Related Fees

  Royalties and franchise related fees are comprised of the following (in thousands of dollars):

                                                                   Quarter Ended
                                                           -----------------------------
                                                            April 20,         April 19,
                                                               1997             1998
                                                           ------------     ------------
Royalties.............................................       $20,856           $1,875
Lease and real estate services income.................         9,244            2,496
Initial franchise and area developer fees.............         6,865                -
Software license and maintenance fees.................         4,467              171
                                                             -------           ------
                                                             $41,432           $4,542
                                                             =======           ======

5.  Commitments

     Through April 19, 1998, BCEF had invested an aggregate of $56.7 million in certain Boston Market area developers in the form of 10% cumulative preferred equity, redeemable by the area developers at a premium initially equal to 10% of the initial issue price, to be increased by 2% each year up to a maximum of 20% of the initial issue price plus accrued dividends (the "Redemption Price"). In the event the Company's conversion and option rights under its secured loan agreement with any of these area developers expire unexercised and the Company does not consent to an area developer's request to undertake a firm commitment underwritten public offering of the stock of such area developer, the Company has agreed to purchase the preferred equity of such area developer from BCEF at the Redemption Price.

     Bagel Store Development Funding, L.L.C. ("Bagel Funding") has invested a total of approximately $89.5 million, representing an approximately 21% equity interest in Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"), a majority owned subsidiary of Einstein/Noah Bagel Corp. ("ENBC"). ENBC is the manager of Bagel

Funding. Bagel Funding has the right to require Bagel Partners or ENBC to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, ENBC does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between ENBC and Bagel Partners. Such right becomes exercisable prior to December 5, 1999 if there is a Change in Control (as defined in the Bagel Partners partnership agreement) of ENBC. ENBC or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the ENBC's common stock or any combination thereof.

     The Company and ENBC have entered into agreements with certain vendors which provide for minimum purchases over specified terms. Such agreements call for retroactive rate adjustments or cash settlement in the event of purchase shortfalls. Management had established provisions of $20.0 million at December 28, 1997 for the amount of rate adjustments or cash settlements anticipated to result from projected shortfalls. In the event there are additional projected shortfalls, the Company and ENBC will be subject to additional charges.

     In March 1998, the Company entered into an agreement with BCEF and Market Partners to acquire BCEF and Market Partners. The agreement calls for the Company to acquire BCEF and Market Partners through a proposed merger of BCEF and Market Partners with and into a wholly-owned subsidiary of the Company for aggregate consideration of $126.8 million aggregate liquidation preference of 10% Series A Exchangeable Preferred Stock of the Company (the "Preferred Stock"), 3.5 million shares of common stock of the Company and $10.0 million in cash. The 10% dividend payable quarterly on the Preferred Stock is payable, at the Company's option, in either additional shares of Preferred Stock or cash for a period of three years and is payable in cash thereafter. The Preferred Stock is optionally redeemable by the Company at any time, in cash, at redemption prices which start at 50% of the liquidation preference and increase over time. The Preferred Stock is mandatorily redeemable in 2005 at a price of 110% of the liquidation preference. The transaction is subject to approval of holders owning at least two-thirds of the interest of each of BCEF and Market Partners and final documentation.

6.  Contingencies

     The Company, Saad J. Nadhir, former Co-Chairman of the Board and Chief Executive Officer and a former director of the Company, Scott A. Beck, former Co-Chairman of the Board and President and a former director of the Company, and Mark W. Stephens, former Vice-Chairman of the Board and Chief Financial Officer and a former director of the Company (the "Individual Defendants"), and investment banking firms which had underwritten securities offerings by the Company (the "Underwriter Defendants") and the Company's independent public accountants are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado (the "federal proceeding"). The federal proceeding is comprised of separate actions that were consolidated into one action for pre-trial purposes on August 8, 1997. The Company, the Individual Defendants, the Underwriter Defendants and the Company's independent public accountants, are defendants in a separate class action lawsuit filed in Jefferson County District Court in the State of Colorado (the "state proceeding"). The state proceeding is comprised of two separate actions that were consolidated into one action on November 13, 1997. Also on November 13, 1997, the judge in the state proceeding agreed to stay the state proceeding until resolution of the federal proceeding. The complaints in the federal proceeding and the state proceeding allege, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as certain similar provisions of Colorado state securities statutes. The plaintiffs are seeking, among other things, (i) to certify each of the complaints as a class action on behalf of all persons who purchased securities of the Company during the purported class period, (ii) an award of unspecified compensatory damages, interests and costs to all members of the purported class period and (iii) equitable relief permitted by law, equity or federal or state statutes. On February 10, 1998, the Company filed a motion to dismiss the complaint in the federal case. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations made in such complaints.

     ENBC, Scott A. Beck, former Chairman of the Board and a former director of ENBC, Mark R. Goldston, former President and Chief Executive Officer and a former director of ENBC, Theodore R. Heininger, former Vice President-Controller of ENBC, W. Eric Carlborg, Chief Financial Officer of ENBC, the underwriters in ENBC's initial public offering and ENBC's independent public accountants are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado. The lawsuit is comprised of separate actions that were consolidated into one action for pre-trial purposes. ENBC and certain of the other defendants are also defendants in a class action lawsuit filed in state court in Jefferson County Colorado, although such action has been stayed pending resolution of the federal case. The complaints allege, among other things, that ENBC and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder, as well as certain similar provisions of Colorado state securities statutes. In each case, the plaintiffs are seeking, among other things, (i) to certify their complaint as a class action on behalf of all persons who purchased the securities of ENBC during the purported class period, (ii) an award of unspecified compensatory damages, interest and costs to all members of the purported class and (iii) equitable relief permitted by law, equity or federal or state statutes. On February 10, 1998, ENBC filed a motion to dismiss the complaint in the federal case. ENBC believes that the complaints are without merit and intends to vigorously defend against the allegations made in such complaints.

     In July 1997, GFI America, Inc. a former vendor of processed beef products to the Company and its area developers, initiated an action against the Company by filing a complaint in the District Court for Hennepin County, Minnesota. In the complaint, the plaintiff asserted various causes of action including misappropriation of trade secrets, breach of unilateral and bilateral contract, breach of fiduciary duty, fraud, promissory estoppel, equitable estoppel and violation of Minnesota trade secrets law arising from the Company's decision to stop purchasing processed beef products from the plaintiff and commence purchasing such products from another vendor. The plaintiff sought injunctive relief and unspecified damages, reasonable attorneys' fees and costs, and such other relief available under state law. The matter was removed to federal court, and in October 1997, the court denied the plaintiff's motion for injunctive relief. The Company filed a motion to dismiss the complaint in September 1997, which motion was granted in part in May 1998. The court dismissed certain of the plaintiff's breach of contract claims and plaintiff's claims for breach of fiduciary duty and negligent misrepresentation and ruled that the plaintiff may amend its complaint to replead certain of its other claims. The case is in the discovery phase. The Company denies the material allegations asserted in the complaint and intends to vigorously defend against the complaint.

     The Company is subject to various other lawsuits, claims, and other legal matters in the course of conducting its business, including its business as a franchisor. The Company believes that the outcome of such lawsuits, claims, and other legal matters will not have a material impact on the Company's consolidated financial position or results of operations.

7.  Segment Information

     The Financial Accounting Standards Board has issued Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") which became effective for the Company commencing in the first quarter of 1998. SFAS No. 131 requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in two different segments; home meal replacement and retail bagel sales. The Company's Boston Market operations operate in the home meal replacement segment and ENBC's operations operate in the retail bagel segment. The following provides information on the Company's segments (in thousand of dollars):

                                        Quarter Ended April 20, 1997                    Quarter Ended April 19, 1998
                                ------------------------------------------     -------------------------------------------
                                      Home Meal                                      Home Meal
                                     Replacement           Retail Bagels            Replacement         Retail Bagels
                                   --------------        ---------------         ----------------      --------------
Revenue from external
customers...................         $  100,036               $ 16,728              $  101,217            $110,475
Intersegment revenue........              1,302                      -                   2,051                   -
Income (loss) before
income taxes................             16,581                  5,178                (299,140)            (13,417)
Total assets................          1,242,781                393,136               1,043,064             651,012

     In May 1997, the Company's board of directors authorized the Company to evaluate the sale of its interest in ENBC. Commencing with the second quarter of 1998, the Company will report ENBC's results of operations pursuant to Accounting Principle Board Opinion No. 30, "Reporting the Results of Operations--Reporting the

Effect of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

8.  Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Boston Chicken, Inc. (the "Company") and Einstein/Noah Bagel Corp. ("ENBC") and their respective area developers, franchisees and licensees, Boston Market(R) stores, Einstein Bros.(R) Bagels and Noah's New York Bagels(R) stores, and Progressive Food Concepts, Inc. ("PFCI") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success of the Company's efforts to renegotiate its senior credit facilities and to sell all or some of its equity interests in ENBC; store performance (including sales and profit margins); success of the proposal to seek control of the area developer structure; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings (e.g., menu items and pricing structures); changes in business strategy; changes in development plans; availability and cost of capital; food, labor and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q and in the Company's other filings with the Commission. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Reform Act. The Company cannot always predict or determine after the fact what factors would cause actual results to differ materially from those indicated by the forward-looking statements or other statements. In addition, readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "objectives", "anticipates", "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.

     All forward-looking statements relating to the proposed merger of BC Equity Funding, L.L.C. ("BCEF") and Market Partners, L.L.C. ("Market Partners") with and into a wholly-owned subsidiary of the Company and the related transactions and the proposal seeking control of the area developer structure and the transition of the Boston Market system to a company-controlled structure discussed herein are subject to, among other things, approval of the holders owning at least two-thirds of the interests of each of BCEF and Market Partners. There can be no assurance that the transition to a company-controlled structure will be achieved.

     All statements made concerning expected financial performance, ongoing business strategies and possible future actions which the Company intends to pursue constitute forward-looking statements. The implementation of these strategies and of such future actions and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Accordingly, no assurance can be given that the Company will be able to successfully accomplish its strategic objectives or achieve such financial performance.

General

     In the fourth quarter of 1997, the Company announced its intention to acquire BCEF and Market Partners, as a first step to becoming a Company-controlled system. The move to a Company-controlled system has significantly impacted the Company's results of operations and financial position. Commencing from the date the Company announced its intent to acquire BCEF and Market Partners, the Company recognized, in a single line item on its consolidated statement of operations, the net losses of the area developers in which BCEF and Market Partners have preferred equity investments. The Company continues to charge such area developers royalties, franchise and related fees and interest, but the Company no longer recognizes these payments as revenue. As a result, the area developers' net losses recognized by the Company have been correspondingly reduced by the amount of the royalties, franchise and related fees and interest not recognized by the Company. Additionally during the fourth quarter of 1997, ENBC acquired a majority equity interest in all of its area developers. As a result of this acquisition, the revenue generated by ENBC as a lender, franchisor and service provider is eliminated in consolidation and replaced with store revenue and operating expenses. As a result of the foregoing, the Company's results of operations for the quarter ended April 19, 1998 are not readily comparable to the quarter ended April 20, 1997.


Results of Operations

     Revenue. Total revenue increased $94.9 million or 81% for the quarter ended April 19, 1998 over the quarter ended April 20, 1997. Royalties and franchise related fees decreased $36.9 million or 89% and interest income decreased $22.0 million or 87% for the quarter ended April 19, 1998 over the quarter ended April 20, 1997. As a result of the Company's intent to acquire BCEF and Market Partners, the Company did not recognize in the first quarter of 1998, royalties, franchise and related fees and interest income totaling $41.1 million from 11 of its 14 area developers. Also, as a result of certain area developers generating insufficient cash on a cumulative basis from store operations, capital contributions and other sources (excluding borrowings from the Company) to pay royalties, interest and franchise fees when due, the Company has not recognized $7.4 million of revenue during the first quarter of 1998. Further, ENBC's conversion to a company-owned system has resulted in its royalties and franchise and related fees and interest income being replaced with company-store revenue.

     Revenue from Company stores is significantly affected by the average number of stores in the periods being compared. The average number of Company-owned Boston Market stores was 332 for the quarter ended April 19, 1998 compared to 134 Company-owned Boston Market stores for the quarter ended April 20, 1997. The increase in the average number of Company-owned Boston Market stores was primarily attributable to the acquisition of Mayfair Partners, L.P. and B.C. Great Lakes, L.L.C. ("Great Lakes"). The average number of ENBC company-owned stores was 560 for the quarter ended April 19, 1998 compared to 12 ENBC company-owned stores for the quarter ended April 20, 1997. The increase in the average number of ENBC company-owned stores was attributable to the acquisition of all area developer stores in December 1997. Revenue from Company-owned and ENBC company-owned stores increased $153.8 million or 307% for the quarter ended April 19, 1998 compared to April 20, 1997. Company-owned Boston Market stores accounted for $45.4 million or 30% of the increase and ENBC company-owned stores accounted for $108.4 million or 70% of the increase.

     Cost of store operations. The cost of store operations (food and paper; labor; other controllable costs, including telephone, utilities, security, repairs and maintenance, supplies, help wanted advertisements, uniforms and laundry; rent; other occupancy and related and contractual and discretionary marketing) increased $141.5 million or 334% for the quarter ended April 19, 1998 over the quarter ended April 20, 1997, primarily due to an increase the number of Company-owned Boston Market stores and ENBC company-owned stores. Company-owned Boston Market stores accounted for $45.4 million of the increase and ENBC company-owned stores accounted for $96.1 million of the increase. Cost of store operations for Company-owned Boston Market stores, as a percentage of store revenue for Boston Market stores, increased from 84.8% for the quarter ended April 20, 1997 to 92.1% for the quarter ended April 19, 1998. The increase was primarily attributable to higher labor costs, coupled with lower revenue which resulted in rent, utilities and other fixed store operating costs representing a greater percentage of store revenue. Cost of store operations for ENBC company-owned stores, as a percentage of store revenue for ENBC company-owned stores, increased from 81.4% for the quarter ended April 20, 1997 to 88.5% for the quarter ended April 19, 1998. The increase was due to differences in store concept and configuration. ENBC company-owned stores operating in the first quarter of 1997 were significantly smaller in size and were staffed with fewer employees. Stores operating in the 1998 quarter operate under ENBC's current Einstein Bros. Bagels and Noah's New York Bagels concepts.

     General and administrative expenses. General and administrative expenses increased $35.5 million or 195% for the quarter ended April 19, 1998 over the quarter ended April 20, 1997. The Company's general and administrative expenses increased $26.6 million or 218% for the quarter ended April 19, 1998 compared to the prior comparable quarter and ENBC's general and administrative expenses increased $8.9 million or 147% for the quarter ended April 19, 1998 compared to the prior comparable quarter. The increase in both the Company's and ENBC's general and administrative expenses was primarily due to larger company-owned store bases in 1998 compared to 1997.

     Depreciation and amortization (excluding goodwill amortization). Depreciation and amortization increased $8.6 million or 104% for the quarter ended April 19, 1998 over the quarter ended April 20, 1997. The Company's depreciation and amortization increased $2.5 million or 35% for the quarter ended April 19, 1998 compared to the prior comparable quarter and ENBC's depreciation and amortization increased $6.1 million or 535% for the quarter ended April 19, 1998 compared to the prior comparable quarter. The increase in both the Company's and ENBC's depreciation and amortization was primarily due to larger company-owned store bases in 1998 compared to 1997.

     Goodwill amortization. Goodwill amortization increased $4.1 million or 217% for the quarter ended April 19, 1998 over the quarter ended April 20, 1997. The Company's goodwill amortization increased $1.5 million or 116% for the quarter ended April 19, 1998 compared to the prior comparable quarter and ENBC's goodwill amortization increased $2.6 million or 420% for the quarter ended April 19, 1998 compared to the prior comparable quarter. The increase in both the Company's and ENBC's goodwill amortization was due to acquisitions of controlling interests in area developers in 1998 and 1997.

     Provision for loan losses. Primarily as a result of lower than expected store sales and customer transactions in the first quarter of 1998, the Company established a $202.0 million provision for potential loan losses (in addition to the $128.0 million provision for potential loan losses established in the fourth quarter of 1997), after a determination that an additional portion of its loans to certain of its area developers may not be recoverable. There can be no assurance that the Company's loan recoverability analysis will not result in additional provisions for potential loan losses in subsequent quarters. See "Special Note Regarding Forward-Looking Statements" on page 13.

     Losses of Boston Chicken, Inc.'s Area Developers. As a result of the Company's intent to acquire BCEF and Market Partners, the Company has recognized, in a single line item on its statement of operations, the net losses of the area developers in which BCEF and Market Partners have preferred equity interests. The losses, which totaled $58.1 million for the quarter ended April 19, 1998, were primarily non-cash due to goodwill and fixed asset write-downs by the area developers. Such amount represents the net losses (reduced by $41.1 million of royalties, franchise and related fees and interest not recognized by the Company) of the area developers. The recognition of the area developer losses has been accounted for as a reduction of the area developers' note receivable balance. The Company will continue to recognize the area developer net losses in a single line item on its statement of operations until it has acquired a majority equity interest in such area developers through conversion of its convertible loans to such area developers or other acquisition by the Company of such area developers. Upon acquisition of a majority equity interest in an area developer, the Company will then consolidate such area developer's results of operations in its financial statements. While the timing of the acquisition of BCEF and Market Partners is uncertain, the Company is attempting to complete the acquisition by the end of the second quarter of 1998. Any transaction or series of transactions in which the Company acquires its area developers would result in the Company recording a substantial amount of store-related fixed assets and goodwill. Due in part to significant depreciation charges associated with an increased Company store base and significant goodwill amortization charges which would result from the transactions, the Company would expect to report a net loss in at least 1998. See "Special Note Regarding Forward-Looking Statements" on page 13.

     Other Income (Expense). The Company incurred $15.8 million of other expenses in the first quarter of 1998 compared to $6.6 million in the first quarter of 1997. The increase of $9.2 million primarily related to additional interest expense incurred on the Company's $287.5 million of convertible subordinated debentures and ENBC's $125.0 million of convertible subordinated debentures, both issued in the second quarter of 1997. The increase was partially offset by $1.2 million of gains recognized on the disposal of miscellaneous assets.

     Income Taxes. Due to the uncertainty of having sufficient taxable income to utilize losses generated in the first quarter of 1998, no income tax benefit was provided.

     Minority Interest. For the quarter ended April 19, 1998, the minority interests in subsidiaries absorbed $11.9 million of such subsidiaries' losses whereas for the quarter ended April 20, 1997, the minority interests in subsidiaries represented a charge of $2.6 million. The change was primarily due to ENBC incurring a loss in the 1998 quarter compared to reporting income in the prior comparable quarter.

Liquidity and Capital Resources

Historic Sources and Uses of Cash

     Cash used in operations totaled $0.8 million for the first quarter of 1998 compared to $15.9 million of cash used in operations for the first quarter of 1997. The reduction in cash used for operations was primarily attributable to less cash used for working capital purposes, offset by a lower level of cash generated from operations. Included in the cash flows from operating activities for the first quarter of 1998, was $48.5 million of royalties, franchise related fees and interest paid to the Company by its area developers but not recognized as revenue.

     During the first quarter of 1998, the Company borrowed $10.0 million from its revolving credit facility to fund the escrow account pursuant to the Agreement and Plan of Merger to acquire BCEF and Market Partners. Subsequent to the end of the first quarter of 1998, through June 1, 1998, the Company borrowed an additional $38.0 million from its revolving credit facility to fund scheduled contractual payments on indebtedness and for working capital purposes. During the first quarter of 1998, ENBC made scheduled contractual principal payments of $1.5 million on its senior term loan. During the first quarter of 1997, the Company and ENBC had net borrowings of $65.3 million under their senior credit facilities.

     The Company's primary use of capital has been to fund loan obligations to its financed area developers. As of April 19, 1998, the Company had secured loan commitments to its Boston Market area developers of $793.2 million, of which $733.9 million had been advanced. Net loan advances to Boston Market area developers were $54.0 million for the first quarter of 1998 (consisting of $201.2 million of loan advances, net of $147.2 million of loan repayments) compared to $55.5 million for the first quarter of 1997 (consisting of $292.5 million of loan advances, net of $237.0 million of loan repayments). The net amounts advanced during the first quarter of 1998 were primarily used to fund operating expenses. During the first quarter of 1998, the Company converted its $119.2 million of loans to Great Lakes, the Company's area developer for the Great Lakes region, into an 85% equity interest in Great Lakes.

     The Company's and ENBC's other uses of capital have included opening new stores, maintaining their existing stores and developing their corporate infrastructure. Total capital expenditures were $12.7 million for the first quarter of 1998 and $28.5 million for the first quarter of 1997.

Expected Sources and Uses of Cash

     In March 1998, the board of directors approved an acquisition of BCEF and Market Partners, which calls for the Company to acquire BCEF and Market Partners in exchange for consideration of $126.8 million aggregate liquidation preference of 10% series A exchangeable Preferred Stock ("Preferred Stock"), 3.5 million shares of common stock and $10.0 million in cash. The 10% dividend on the Preferred Stock is payable in additional shares of Preferred Stock for a period of three years and payable in cash thereafter. The Preferred Stock is optionally redeemable by the Company at any time, in cash, at redemption prices which start at 50% of its face value and increase over time. The Preferred Stock is mandatorily redeemable in 2005 at a price of 110% of its face value. The agreement is subject to the approval of holders owning at least two-thirds of the interests of each of BCEF and Market Partners.

     The Company's other uses of capital in 1998, other than providing working capital for normal operating expenses (including scheduled payments on the Company's lease obligations), will be maintaining stores, converting approximately 20 additional stores to incorporate elements of the Boston Market store format currently being tested in Charlotte, North Carolina and paying interest and principal on outstanding indebtedness. The conversion of such 20 Boston Market stores, which is anticipated to be performed in four different regional markets, will enable the Company to test the consumer appeal and acceptance of improved product presentation and expanded product offerings which, if successful, can be replicated nationwide using the existing Boston Market supply chain. ENBC's primary uses of capital in 1998, other than providing working capital for normal operating expenses, will be maintaining stores, opening new stores and paying principal and interest on outstanding indebtedness.

     For the remainder of 1998, the Company expects its primary sources of cash will be from store operations, sale of assets and, to the extent the Company is able to renegotiate the terms of its revolving credit facilities, borrowings under its revolving credit facilities.

     The Company is a party to an $85.0 million revolving credit facility (the "Revolver Facility"). The Revolver Facility is part of a $252.7 million senior credit facility that includes $167.7 million of master lease financing (the "1996 Master Lease Facility," and together with the "Revolver Facility," the "Credit Facility"). The Company also had outstanding as of April 19, 1998 an additional $64.1 million of master lease financing that contains cross-default and cross-acceleration provisions with the facilities agreement governing the Credit Facility (the "1995 Master Lease Facility"). The facilities agreement contains, among other things, an incurrence test (which limits the amount the Company may borrow under the Revolver Facility based on the ratio of senior secured debt to annualized store cash flow (as determined pursuant to the facilities agreement)) and financial covenants, the breach of which could affect the Company's ability to borrow under the Revolver Facility. Such test and covenants use systemwide performance measures, including average weekly net revenue (average weekly gross revenue net of customer coupons and discounts) ("average weekly net revenue"), systemwide store cash flow, systemwide overhead and systemwide cash flow. In addition, the facilities agreement also requires the Company to maintain specific financial ratios and satisfy certain other tests on a systemwide basis, including, without limitation, a maximum total overhead level and a minimum fixed charge coverage ratio. As previously disclosed in a Form 8-K report filed May 27, 1998, based upon the decline in customer transactions and resulting decline in systemwide store cash flow of the Boston Market system during 1998, the Company will not be able to access the Revolver Facility after June 3, 1998 as a result of the limitations imposed by the incurrence test contained in the facilities agreement and may not remain in compliance with certain covenants contained in the facilities agreement. For example, the facilities agreement requires average weekly net revenue of at least $17,500 for the first quarter of fiscal 1998, $18,000 for the second quarter of fiscal 1998, $18,500 for the third quarter of fiscal 1998, $19,000 for the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, and $20,000 thereafter (the "average weekly net revenue covenant"). Systemwide average weekly net revenue for the first quarter of fiscal 1998 was $17,533. Based upon preliminary information for the second quarter through May 31, 1998, unless store performance improves materially through the balance of the second quarter, the Company will not be in compliance with the average weekly net revenue covenant at the end of the second quarter. As such, the Company is currently holding discussions with the agent lenders under the Credit Facility to restructure the repayment terms and funds availability of the Credit Facility and the financial covenants contained in the facilities agreement, including the average weekly net revenue covenant. However, the agent lenders have indicated that they may be unwilling to amend or restructure the terms of the Credit Facility unless and until the Merger of BCEF and Market Partners with and into a wholly-owned subsidiary of the Company (the "Merger") is consummated. If the Company is unable to obtain an amendment to the facilities agreement or otherwise restructure its outstanding indebtedness, it may be in violation of the facilities agreement. In the event the Company is in violation of the facilities agreement, upon action of the required number of lenders, the outstanding principal balances under the Credit Facility, which in the aggregate totaled approximately $213.0 million as of May 31, 1998, may be accelerated. Any such acceleration would also permit holders of other senior and subordinated debt of the Company to exercise their remedies, which include acceleration of their debt, which in the aggregate totaled approximately $683.4 million as of April 19, 1998. The Credit Facility also contains financial and restrictive covenants that limit the ability of the Company to, among other things, incur additional debt, make acquisitions, sell assets or merge, grant or incur liens, make investments or loans, engage in sale leaseback transactions, make capital expenditures and pay cash dividends, including cash dividends on the Preferred Stock. In addition, any bankruptcy by an area developer of the Company could result in a default under the facilities agreement. There can be no assurance that the Company will be successful in renegotiating the facilities agreement or otherwise obtaining relief from the covenants with which it may not be in compliance.

     In addition, due to year-to-date decline in customer transactions, the Company, as previously disclosed in a Form 8-K report filed on May 27, 1998, believes its previously stated objective of $75 million to $100 million in systemwide cash flow for 1998 may no longer be achievable. As such, the Company will need to obtain additional capital through the sale of assets or otherwise obtain an amendment to the facilities agreement or otherwise restructure its outstanding indebtedness in order to generate sufficient liquidity to implement its business plan and meet its financial obligations, including approximately a $10.7 million payment due under the 1995 Master Lease Facility and the 1996 Master Lease Facility on July 15, 1998. In addition to the $10.7 million payment required under the 1995 Master Lease Facility and the 1996 Master Lease Facility, as of May 21, 1998, the Company has approximately $29.3 million of scheduled contractual principal and interest payments for the remainder of 1998 (based on current interest rates). Also, in October 1998, a portion of the 1995 Master Lease Facility expires. The Company has the option to purchase the assets being leased for $21.1 million or let the lease expire. The Company is currently in discussion with the agent lenders to restructure the payment obligations under the 1995 Master Lease Facility and the 1996 Master Lease Facility. The Company is contingently liable for $18.1 million if it elects not to purchase the leased assets. In the event the Company were to let the 1995 Master Lease Facility expire, the Company would need to replace equipment currently used in the stores financed by such lease. Such contingent obligation would be reduced by a portion of the proceeds received by the lessor on the sale of the leased assets and payments received on the subleases from the area developers. Additionally, the Company's current liquidity may adversely affect its relationship with its suppliers which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company and its agent lenders are currently discussing a renegotiation of the terms of the Credit Facility. The Company anticipates any amendment of the Credit Facility will be accomplished concurrently with the consummation of the Merger and that each will be conditioned upon the occurrence of the other. Although the Company is holding discussions with the agent lenders and evaluating the sale of assets in an effort to improve its liquidity position, there can be no assurance that the Company will be successful in obtaining the additional capital needed to implement its business plan and meet its financial obligations. Additionally, should the Company be able to sell assets, there can be no assurance the Company will recover the full amount invested in such assets.

     ENBC's credit facility contains financial covenants that require maintaining certain minimum average weekly net sales levels and system and store cash flow ratios and that limit overhead levels. If ENBC is unable to comply with any of the covenants, ENBC would be unable to draw on the revolving credit facility and, upon action of the required number of lenders, all outstanding principal and interest under its credit facility could be accelerated and become immediately due and payable. To the extent ENBC did not have borrowing availability under its credit facility, it could be required to seek additional sources of capital and, if unable to obtain such capital, could be unable to satisfy its obligations when due. As of April 19, 1998, ENBC was in compliance with the covenants contained in its credit facility.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     The information set forth under Note 5 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.

Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

     B. Reports on Form 8-K: The Company filed no reports on Form 8-K for the quarter ended April 19, 1998. Subsequent to such quarter, the Company has to date filed two reports on Form 8-K.

     The first report was dated May 1, 1998 and reported under Item 5 (Other Events) that the Company had named J. Michael Jenkins as Chairman of the Board, Chief Executive Officer and President of the Company. The Company also reported under Item 5 (Other Events) that Saad J. Nadhir, Scott A. Beck and Mark W. Stephens had resigned from their various executive officer and director positions with the Company.

     The second report was dated May 19, 1998 and reported, among other things, under Item 5 (Other Events) (i) the Company's first quarter results of operations, (ii) that Arthur Andersen LLP, the Company's auditors, had included an explanatory paragraph in its audit report that there is substantial doubt about the Company's ability to continue as a going concern, (iii) that Lawrence
E. White was named Chief Financial Officer of the Company, and (iv) that the Company had retained Morgan Stanley & Co. Incorporated to advise and assist the Company in evaluating the sale of all or a portion of the shares of common stock of ENBC owned by the Company to one or more third parties. In addition, the Company also reported under Item 5 (Other Events) certain financial statement and risk factor disclosure included in its Joint Information Statement/Offering Memorandum circulated to holders of interests in BCEF and Market Partners seeking their consent to the Merger.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BOSTON CHICKEN, INC.


Date: June 2, 1998                            /s/ J. MICHAEL JENKINS
                              -------------------------------------------------
                                               J. Michael Jenkins
                                 Chairman of the Board, Chief Executive Officer
                                                  and President


Date: June 2, 1998                             /s/ LAWRENCE E. WHITE
                              -------------------------------------------------
                                                Lawrence E. White
                                             Chief Financial Officer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                                  Page
Number    Exhibits                                                      Number
------    --------                                                      ------
  2.1     Agreement and Plan of Merger dated as of March 16, 1998
          by and among the Company, BCI Acquisition Sub, L.L.C.
          and BC Equity Funding, L.L.C. and Market Partners, L.L.C.

  10.1 Consulting Agreement dated as of May 1, 1998 by and between the Company and Saad J. Nadhir (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated
          May 1, 1998).

  10.2 Termination Agreement dated as of May 1, 1998 by and between the Company and Scott A. Beck (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated
          May 1, 1998).

  10.3    Transition and Consulting Agreement dated as of May 1,
          1998 by and between the Company and Mark W. Stephens
          (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated May 1, 1998).

  10.4 Executive Employment Agreement dated as of May 1, 1998 by and between the Company and J. Michael Jenkins
          (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K dated May 1, 1998).

  10.5 Indemnification Agreement dated as of May 1, 1998 by and between the Company and J. Michael Jenkins (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K dated May 1, 1998).

  10.6    Non-Qualified Stock Option Agreement dated as of May 1,
          1998 by and between the Company and J. Michael Jenkins
          (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K dated May 1, 1998).

  10.7 Letter Agreement dated May 26, 1998 between the Company and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 1 to the Company's Amendment No. 3 to Schedule 13D with respect to shares of ENBC Common
          Stock filed with the Commission on May 27, 1998).

  10.8 Letter Agreement dated as of May 11, 1998, by and between the Company and Lawrence E. White.

  27      Financial Data Schedule.

                                  Exhibit - 1