Form 10-Q
period 1998-07-12
BOSTON CHICKEN INC
filed 1998-08-26
CIK 894751

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 12, 1998

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

                              Yes   X     No
                                  -----     -----

Number of shares of Common Stock, $.01 par value per share, outstanding as of August 17, 1998: 77,130,853.

                             BOSTON CHICKEN, INC.
                                     INDEX


PART I.     FINANCIAL INFORMATION                                                     Page No.

            Item 1.  Financial Statements

                Consolidated Balance Sheets as of December 28, 1997 and
                July 12, 1998............................................................2

                Consolidated Statements of Operations for the quarters and two quarters ended July 13, 1997 and July 12, 1998....................................3

                Consolidated Statements of Cash Flows for the
                quarters and two quarters ended July 13, 1997 and July 12, 1998..........4

                Notes to Consolidated Financial Statements...............................5

            Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............................13

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings..................................................19

            Item 4.  Submission of Matters to a Vote of Security Holders................19

            Item 6.  Exhibits and Reports on Form 8-K...................................19

            Signature Page..............................................................21

            Exhibit Index......................................................Exhibit - 1


                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                       December 28,               July 12,
                                                                           1997                     1998
                                                                  -------------------      -------------------
                                                                                                (unaudited)
     ASSETS
     ------
Current Assets:
     Cash and cash equivalents (including $10,000 of
     restricted cash at July 1998)...........................              $   90,559               $   24,549
     Accounts receivable, net................................                  13,894                    5,922
     Inventories.............................................                  16,132                   16,716
     Prepaid expenses and other current assets...............                   1,436                    3,914
     Deferred income taxes...................................                   2,353                    2,353
                                                                  -------------------      -------------------
         Total current assets................................                 124,374                   53,454
Property and Equipment, net..................................                 530,582                  533,327
Notes Receivable, net........................................                 609,175                  232,139
Deferred Financing Costs, net................................                  24,570                   21,986
Goodwill, net................................................                 639,364                  694,862
Other Assets, net............................................                  77,062                   71,399
                                                                  -------------------      -------------------
          Total assets.......................................              $2,005,127               $1,607,167
                                                                  ===================      ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
     Accounts payable........................................              $   33,205               $   15,939
     Accrued expenses........................................                  85,207                   84,957
     Other current liabilities...............................                  14,119                   11,171
     Senior Secured Revolver-Boston Chicken, Inc.............                       -                   48,000
                                                                  -------------------      -------------------
          Total current liabilities..........................                 132,531                  160,067
Deferred Franchise Revenue...................................                   5,723                    5,268
Convertible Subordinated Debt-Boston Chicken, Inc............                 417,020                  417,020
Convertible Subordinated Debt-Einstein/Noah Bagel Corp.......                 125,000                  125,000
Liquid Yield Option Notes....................................                 197,442                  205,955
Senior Debt-Einstein/Noah Bagel Corp.........................                  24,000                   25,825
Deferred Income Taxes........................................                   2,353                    2,353
Other Noncurrent Liabilities.................................                  44,753                   47,904
Minority Interests...........................................                 253,630                  244,510
Commitments and Contingencies
Stockholders' Equity:
     Preferred Stock----$.01 par value; authorized
      20,000,000
      shares; no shares issued and outstanding...............                       -                        -
     Common Stock----$.01 par value; authorized 480,000,000
     shares; issued and outstanding: 71,400,179 shares at
     December 1997 and 72,335,078 shares at
     July 1998...............................................                     714                      723
     Additional paid-in capital..............................                 918,266                  925,897
     Accumulated deficit.....................................                (116,305)                (553,355)
                                                                  -------------------      -------------------
                                                                              802,675                  373,265
                                                                  -------------------      -------------------
          Total liabilities and stockholders' equity.........              $2,005,127               $1,607,167
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

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                          Two
                                                          Quarter Ended              Quarters Ended
                                                   -------------------------  -------------------------
                                                     July 13,      July 12,     July 13,      July 12,
                                                       1997          1998         1997          1998
                                                   ------------  -----------  ------------  -----------

Revenue:
  Company stores...................................  $ 58,086     $ 170,583     $108,178      $ 374,512
  Royalties and franchise related fees.............    37,318           145       78,750          4,687
  Interest income..................................    21,192             -       46,432          3,221
                                                   ------------  -----------  ------------  -----------
     Total revenue.................................   116,596       170,728      233,360        382,420
Costs and Expenses:
  Store operations:
     Food and paper................................    21,481        59,465       40,215        131,674
     Labor.........................................    15,009        51,407       26,762        110,426
     Other controllable costs......................     5,255        14,380        9,995         36,507
     Rent, occupancy and related...................     4,885        19,801        8,115         39,248
     Contractual and discretionary marketing.......     5,295        10,078        9,258         21,156
  General and administrative.......................    15,455        67,160       33,677        120,864
  Depreciation and amortization
  (excluding  goodwill amortization)...............     7,573        12,744       15,794         29,550
  Goodwill amortization............................     1,797         4,739        3,677         10,693
  Provision for loan losses........................         -        10,000            -        212,000
  Losses of Boston Chicken Inc.'s area
     developers....................................         -        35,258            -         93,337
                                                   ------------  -----------  ------------  -----------
     Total costs and expenses......................    76,750       285,032      147,493        805,455
                                                   ------------  -----------  ------------  -----------
Income (Loss) from Operations......................    39,846      (114,304)      85,867       (423,035)
Other Income (Expense):
  Interest expense, net............................    (9,311)      (13,925)     (16,540)       (30,692)
  Gain (loss) on issuances of subsidiary's
    stock..........................................      (619)            -           82            (17)
  Other income (expense), net......................     1,667        (3,940)       1,641         (2,930)
                                                   ------------  -----------  ------------  -----------
     Total other income (expense)..................    (8,263)      (17,865)     (14,817)       (33,639)
                                                   ------------  -----------  ------------  -----------
Income (Loss) Before Income Taxes
     and Minority Interest.........................    31,583      (132,169)      71,050       (456,674)
Income Taxes.......................................    12,509             -       27,942              -
Minority Interest in (Earnings) Loss
     of Subsidiaries...............................    (1,836)        7,676       (4,422)        19,624
                                                   ------------  -----------  ------------  -----------

Net Income (Loss)..................................  $ 17,238     $(124,493)    $ 38,686      $(437,050)
                                                   ============  ===========  ============  ===========

Basic Earnings (Loss) Per Share....................     $0.26        $(1.72)       $0.59         $(6.09)
                                                   ============  ===========  ============  ===========
Diluted Earnings (Loss) Per Share..................     $0.25        $(1.72)       $0.56         $(6.09)
                                                   ============  ===========  ============  ===========
Weighted Average Number of
  Common Shares Outstanding:
    Basic..........................................    65,724        72,303       65,145         71,809
                                                   ============  ===========  ============  ===========
    Diluted........................................    72,080        72,303       72,371         71,809
                                                   ============  ===========  ============  ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                   Two Quarters Ended
                                                                      ------------------------------------------
                                                                            July 13,                 July 12,
                                                                              1997                     1998
                                                                      ------------------       -----------------
Cash Flows from Operating Activities:
Net income (loss)...............................................               $  38,686               $(437,050)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization.................................                  20,109                  40,243
  Interest on liquid yield option notes.........................                   7,873                   8,513
  Deferred income taxes.........................................                   3,504                       -
  Loss (gain) on sale of subsidiary's stock.....................                     (82)                     17
  Minority interests............................................                   4,422                 (19,624)
  Warrant and option expense....................................                       -                   3,945
  Provision for write-down of assets............................                       -                  28,306
  Provision for loan losses.....................................                       -                 212,000
  Revenue not recognized from Boston Chicken, Inc.'s area
  developers....................................................                       -                  85,677
  Losses of Boston Chicken, Inc.'s area developers..............                       -                  93,337
  Gain on disposal of assets....................................                  (1,057)                   (496)
  Changes in assets and liabilities, excluding effects from
    acquisition:
    Accounts receivable and due from affiliates.................                  (6,811)                  7,753
    Accounts payable and accrued expenses.......................                 (49,402)                (26,641)
    Deferred franchise revenue..................................                  (7,439)                      -
    Other assets and liabilities................................                  (5,798)                (10,092)
                                                                      ------------------       -----------------
      Net cash provided by (used in) operating activities.......                   4,005                 (14,112)
                                                                      ------------------       -----------------
Cash Flows from Investing Activities:
  Purchase of property and equipment............................                 (37,710)                (13,780)
  Proceeds from the sale of assets..............................                  10,599                   3,118
  Acquisition of other assets...................................                  (7,654)                      -
  Issuance of notes receivable..................................                (783,121)               (316,929)
  Repayments of notes receivable................................                 472,468                 225,682
                                                                      ------------------       -----------------
      Net cash used in investing activities.....................                (345,418)               (101,909)
                                                                      ------------------       -----------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock........................                   5,747                     186
  Proceeds from issuance of subsidiary's common stock...........                   9,985                       -
  Proceeds from issuance of convertible subordinated debt.......                 412,500                       -
  Increase in deferred financing costs..........................                 (11,487)                      -
  Proceeds from credit facilities...............................                 283,200                  69,700
  Repayments of credit facilities...............................                (283,200)                (19,875)
                                                                      ------------------       -----------------
      Net cash provided by financing activities.................                 416,745                  50,011
                                                                      ------------------       -----------------
Net Increase (Decrease) in Cash and Cash Equivalents............                  75,332                 (66,010)
Cash and Cash Equivalents, beginning of period..................                 100,800                  90,559
                                                                      ------------------       -----------------
Cash and Cash Equivalents, end of period........................               $ 176,132               $  24,549
                                                                      ==================       =================




The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION; SEC COMMENTS

  The consolidated interim financial statements have been prepared by Boston Chicken, Inc. (the "Company") and are unaudited. The financial statements and notes thereto have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of July 12, 1998 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 28, 1997. The consolidated results of operations for the quarter and two quarters ended July 12, 1998 are not necessarily indicative of the results expected for the full year.

  On August 19, 1998, the Company received a letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "SEC Staff") containing comments of the SEC Staff regarding the Company's
Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K"), as well as related comments on the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 19, 1998 and the Company's Current Reports on Form 8-K dated May 19, 1998 and June 16, 1998 (collectively, with the Form 10-K, the "SEC Documents"). Such comments relate to the accounting for the Company's transactions with its financed area developers and other matters and have been the subject of ongoing discussion between the Company and the SEC Staff since its May 5, 1998 comment letter, previously noted in the Company's June 25, 1998 Form 8-K. The Company intends to continue to attempt to resolve such comments with the SEC Staff in the near future, but has not done so as of the date hereof.

  The Company's accounting and reporting for such matters in this 10-Q are generally consistent with the accounting and reporting employed in its previous filings with the SEC. However, there can be no assurance that the Company's positions with respect to such comments made by the SEC Staff will be accepted. If such positions are not accepted, the Company may be required to amend the SEC Documents to modify or restate filings with the Securities and Exchange Commission.

  The Comments made by the SEC Staff with respect to the SEC Documents may have a number of effects on the Company, including, for example: (i) until such comments are resolved with the SEC Staff, the Company will not be able to cause the shelf registration statement that is required to be filed with respect to the preferred stock and common stock of the Company to be issued to the holders of interests in BCEF and Market Partners to become effective; (ii) until such comments are resolved with the SEC Staff, the Company may experience delays to other transactions involving the Company that are subject to review by the Securities and Exchange Commission; and (iii) any material additional or restated disclosure may have an effect on the progress or outcome of the current securities class action litigation against the Company and certain other persons.

2.   GOING CONCERN

  Based upon the decline in store cash flow of the Boston Market system during 1998, unless the Company is able to renegotiate its senior credit facilities, sell assets and/or improve Boston Market store performance, the Company may not generate sufficient liquidity to meet its financial obligations in 1998. As announced in a May 19, 1998 press release and the May 27, 1998 Form 8-K, Arthur Andersen LLP, the Company's independent public accountants, has reissued its report on the Company's 1997 financial statements to include a qualification which states there exists substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities, that might result should the Company be unable to continue as a going concern. See Note 8; Subsequent Events.


3. AREA DEVELOPER FINANCING

     Area Developer Financing

  The Company has historically offered convertible and non-convertible secured debt financing to Boston Market area developers to partially finance store development and working capital needs. Interest is set at the applicable reference rate of Bank of America National Trust and Savings Association as established from time to time (8.5% at July 12, 1998 and an average rate of 8.5% for 1998) plus 1%, and is payable each four-week period. The loan is secured by a pledge of substantially all of the assets of the area developer and generally by a pledge of the equity interests of the owners of the developer. As previously announced, the Company has established provisions for potential loan losses on all but one of its area developers' notes and, subsequent to July 12, 1998, the Company has converted outstanding loans to ten area developers into majority equity interests in those area developers. See Note 3(c) herein; Area Developer Information and Note 8; Subsequent Events.

(a)  LOAN CONVERSION OPTION

  Under the convertible loans extended to area developers, the Company is entitled to convert all or any portion of the loan amount, subject to a moratorium period, into equity in the area developer at the conversion price set forth in the loan agreement, which is at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. The Company received a waiver of the moratorium period from all but one of its area developers and on July 15, 1998, the Company converted $564 million of gross loans ($173 million of net loans) to ten of the 13 area developers into a majority equity interest in each of those area developers (see
Note 8).

  Default provisions contained in the area developer loans typically include default in payment of principal and interest, breach of a representation or warranty or of any covenant contained in the loan agreement or security instruments, bankruptcy or bankruptcy-related act of the borrower, resignation or termination of key management personnel, default under the area development agreement, termination of three or more franchise agreements, dissolution or liquidation, material adverse change in financial condition, default of other indebtedness such as the master lease, sublease or any real estate lease, a judgment in excess of $100,000 (not satisfied, vacated or covered by insurance) and the invalidity or termination of any security instrument. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire, at the loan conversion price, the amount of additional equity it could have acquired by conversion of the loan, had the loan been fully drawn.

  In March 1998, the Company converted its $119.2 million of loans to BC Great Lakes, L.L.C. ("Great Lakes") into an 85% equity interest in Great Lakes. Prior to conversion, the Company had previously established a $34.4 million provision for potential loan losses related to Great Lakes' loans, reducing the net carrying value of the loans to $84.8 million. The Great Lakes transaction added 113 Boston Market' stores, operating in the Chicago, Detroit, Milwaukee, Toledo metropolitan areas and parts of Indiana to the Company store base. As part of this transaction, the Company assumed approximately $11 million in liabilities owed to third parties. The transaction has been accounted for as a purchase, and, accordingly, the purchase price was allocated to identified assets and liabilities based upon their fair values at the date of the transaction, resulting in goodwill of approximately $63.0 million (based upon a preliminary allocation), which is being amortized over a 35-year life. The operating results of Great Lakes are included in results of operations from the date of acquisition.

  The following represents the unaudited pro forma results of operations as if the purchase transaction described above had occurred at the beginning of the Company's 1998 fiscal year (in thousands of dollars, except per share data):

        Total revenue............            $ 406,005
        Net loss.................             (438,868)
        Basic loss per share.....            $   (6.11)
        Diluted loss per share...                (6.11)


  (b)  COMMITMENTS TO EXTEND AREA DEVELOPER FINANCING

  The following tables summarize loan commitments, loan availability, outstanding loan balances (included in Notes Receivable on the Company's balance sheets) and contributed capital for Boston Market and area developers (in thousands of dollars, except number of area developers):

                                                                     DECEMBER 28,                JULY 12,
                                                                         1997                      1998
                                                                -------------------       --------------------
Boston Market:
----------------------------------------------------------
Number of area developers receiving financing.............                       14                         13
Loan commitments..........................................                $ 842,148                  $ 810,672
Loan availability.........................................                  (42,105)                   (41,596)
                                                                -------------------       --------------------
Loans outstanding, gross..................................                  800,043                    769,076
Loan allowances and loan reductions.......................                 (198,371)                  (546,445)
                                                                -------------------       --------------------
Loans outstanding, net....................................                $ 601,672                  $ 222,631
                                                                ===================       ====================
Contributed capital.......................................                $ 276,104                  $ 250,499
                                                                ===================       ====================

  As of July 12, 1998, giving effect to the conversion of loans to ten of the Company's area developers into a majority equity interest (see Note 8), the total loan commitments, gross loans outstanding and net loans outstanding, to the remaining three area developers, were $208.1 million, $207.8 million and $47.1 million respectively.

  The following tables summarize area developer financing activity of boston market area developers (in thousands of dollars):

                                                                                TWO QUARTERS ENDED
                                                                -----------------------------------------------
                                                                       JULY 13,                   JULY 12,
                                                                         1997                       1998
                                                                --------------------       --------------------
Boston Market:
----------------------------------------------------------
Area developer loan balances, beginning of year...........                 $ 647,265                  $ 800,043
Additional loan advances..................................                   549,956                    314,923
Loan repayments...........................................                  (362,875)                  (225,681)
Loans converted into equity or eliminated
   in consolidation.......................................                   (80,000)                  (120,209)
                                                                --------------------       --------------------
Area developer loan balances, end of quarter..............                 $ 754,346                  $ 769,076
                                                                ====================       ====================

  The majority of the loan advance and repayment activity reflects the revolving nature of the loans, that is, amounts are drawn and repaid to optimize cash management.

  (C) AREA DEVELOPER INFORMATION

   Three Boston Market area developers accounted for approximately 13%, 11%, and 11% of the Boston Market area developers' gross notes receivable balance at July 12, 1998 and no other Boston Market area developer individually accounted for 10% or more of such notes receivable balance as of such date. Subsequent to July 12, 1998 (see Note 8), the Company converted two of these area developer loans, representing 13% and 11% of the gross notes receivable balance, into a majority equity interest.

       A loan is considered impaired if it is probable that the Company will be unable to collect all contractual principal and interest when due. As of December 28, 1997 and July 12, 1998, the Company believed that each of the area developer loans may be impaired. Once a loan is deemed impaired, the Company determines the ultimate collectibility of the loan without regard to the contractual terms of the existing loan. Such evaluation has resulted in a provision for potential loan losses of $212.0 million during the two quarters ended July 12, 1998 (in addition to the $128.0 million provision for potential loan losses during fiscal 1997), which related to 13 of the area developer loans aggregating $881.9 million (including Great Lakes' loans) at July 12, 1998. No provision for potential loan losses was deemed necessary for the remaining one area developer loan which had a loan balance of $7.4 million at July 12, 1998. The provision for potential loan losses has been based upon management's review of use of loan proceeds, the form and amount of consideration in the acquisition of BCEF and Market Partners (see Note 8) and evaluations regarding the cost and availability of capital and the value of the collateral securing the loans. Management will continue to evaluate the extent to which loans are impaired and determine if additional provisions for potential loan losses may be required in future quarters. The provision for potential loan losses does not relieve the area developers of their obligation to repay their indebtedness to the Company. The balance at the beginning of fiscal 1998, average balance for the two quarters ended July 12, 1998 and balance at the end of the second quarter of 1998, of all of the Company's area developer loans, was $800.0 million, $790.3 million and $769.1 million, respectively. The Company recognizes interest income on impaired loans, if in its judgement, the interest is ultimately collectible. Total interest income for the two quarters ended July 12, 1998 recognized on impaired loans was $3.2 million, all of which has been collected by the Company. The total interest income the Company would have earned based upon the contractual terms of the loans was $41.0 million for the two quarters ended July 12, 1998. The activity in the allowance for loan losses for the two quarters ended July 12, 1998 was as follows (in thousands of dollars):

Balance at December 28, 1997.............               $128,000
Provision for loan losses................                212,000
Great Lakes loan conversion..............                (34,419)
Costs charged to the allowance...........                 (4,450)
Loan write-offs..........................                      -
                                              ------------------
Balance at July 12, 1998.................               $301,131
                                              ==================


     Commencing from the date the Company announced its intent in October 1997 to acquire BCEF and Market Partners, the Company has recognized in a single line item on its consolidated statement of operations, the net losses of the area developers in which BCEF and Market Partners have preferred equity interests, which aggregated $93.3 million for the two quarters ended July 12, 1998. The losses, which exclude fees to the Company, were primarily non-cash and were due to goodwill and fixed asset writedowns by the area developers. The Company continues to charge such area developers royalties, franchise and related fees and interest, but no longer recognizes these payments as revenue. The area developer net losses recognized by the Company have been correspondingly reduced by the amount of the royalties, franchise and related fees and interest not recognized by the Company, which amounts aggregated $66.2 million for the two quarters ended July 12, 1998. In addition, if an area developer generates insufficient cash on a cumulative basis from store operations, capital contributions and other sources (excluding borrowings from the Company) to pay royalties, interest and franchise fees when due, the Company will not recognize such fees, which amounts aggregated $19.5 million for the two quarters ended July 12, 1998. The area developer losses and revenue not recognized by the Company have been presented as a reduction of the notes receivable balance from area developers in the accompanying balance sheet. The Boston Market area developer notes receivable balance as of December 28, 1997 and July 12, 1998, is summarized as follows (in thousands of dollars):

                                        December 28,                 July 12,
                                            1997                       1998
                                  ---------------------      ---------------------
Notes Receivable..................            $ 800,043                  $ 769,076
Provision for loan losses.........             (128,000)                  (301,131)
Losses of area developers.........              (49,352)                  (142,689)
Revenue from area developers
not recognized....................              (21,019)                  (102,625)
                                  ---------------------      ---------------------
Notes Receivable, net.............            $ 601,672                  $ 222,631
                                  =====================      =====================

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
----------------------------------------------------------

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
                                                               ====================     ===================

4.  ROYALTIES AND FRANCHISE RELATED FEES

  Royalties and franchise related fees are comprised of the following (in thousands of dollars):

                                                                      Quarter Ended                      Two Quarters Ended
                                                           ---------------------------------     ---------------------------------
                                                               July 13,           July 12,          July 13,           July 12,
                                                                 1997               1998              1997               1998
                                                           --------------     --------------     -------------     ---------------
Royalties.............................................            $15,308              $ 107           $36,164              $1,982
Lease and real estate services income.................              7,447                 38            16,691               2,534
Initial franchise and area developer fees.............              5,210                  -            12,075                   -
Software license and maintenance fees.................              9,353                  -            13,820                 171
                                                           --------------     --------------     -------------     ---------------
                                                                  $37,318              $ 145           $78,750              $4,687
                                                           ==============     ==============     =============     ===============

5.  Commitments

  Bagel Store Development Funding, L.L.C. ("Bagel Funding") has invested a total of approximately $89.5 million, representing an approximately 21% equity interest in Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"), a majority owned subsidiary of Einstein/Noah Bagel Corp. ("ENBC"), a majority owned subsidiary of the Company. ENBC is the manager of Bagel Funding. Bagel Funding has the right to require Bagel Partners or ENBC to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, ENBC does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between ENBC and Bagel Partners. Such right becomes exercisable prior to December 5, 1999 if there is a Change in Control (as defined in the Bagel Partners partnership agreement) of ENBC. ENBC or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the ENBC's common stock or any combination thereof.

  The Company and ENBC have entered into agreements with certain vendors which provide for minimum purchases over specified terms. Such agreements call for retroactive rate adjustments or cash settlement in the event of purchase shortfalls. For the quarter ended July 12, 1998, the Company had established provisions of $11.4 million for the amount of rate adjustments or cash settlements anticipated to result from projected shortfalls. In the event there are additional projected shortfalls, the Company and ENBC will be subject to additional charges.

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

  ENBC, Scott A. Beck, former Chairman of the Board and a former director of ENBC, Mark R. Goldston, former President and Chief Executive Officer and a former director of ENBC, Theodore R. Heininger, former Vice President-Controller of ENBC, W. Eric Carlborg, Chief Financial Officer of ENBC, the underwriters in ENBC's initial public offering and ENBC's independent public accountants are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado. The lawsuit is comprised of separate actions that were consolidated into one action for pre-trial purposes. ENBC and certain of the other defendants are also defendants in a class action lawsuit filed in state court in Jefferson County Colorado, although such action has been stayed pending resolution of the federal case. The complaints allege, among other things, that ENBC and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder, as well as certain similar provisions of Colorado state securities statutes. In each case, the plaintiffs are seeking, among other things, (i) to certify their complaint as a class action on behalf of all persons who purchased the securities of ENBC during the purported class period, (ii) an award of unspecified compensatory damages, interest and costs to all members of the purported class and (iii) equitable relief permitted by law, equity or federal
or state statutes.   On February 10, 1998, ENBC filed a motion to dismiss the
complaint in the federal case. ENBC has stated in its most recent Form 10-Q that it believes that the complaints are without merit and intends to vigorously defend against the allegations made in such complaints.

  In July 1997, GFI America, Inc. a former vendor of processed beef products to the Company and its area developers, initiated an action against the Company by filing a complaint in the District Court for Hennepin County, Minnesota. In the complaint, the plaintiff asserted various causes of action including misappropriation of trade secrets, breach of unilateral and bilateral contract, breach of fiduciary duty, fraud, promissory estoppel, equitable estoppel and violation of Minnesota trade secrets law arising from the Company's decision to stop purchasing processed beef products from the plaintiff and commence purchasing such products from another vendor. The plaintiff sought injunctive relief and unspecified damages, reasonable attorneys' fees and costs, and such other relief available under state law. The matter was removed to federal court, and in October 1997, the court denied the plaintiff's motion for injunctive relief. The Company filed a motion to dismiss the complaint in September 1997, which motion was granted in part in May 1998. The court dismissed certain of the plaintiff's breach of contract claims and plaintiff's claims for breach of fiduciary duty and negligent misrepresentation and ruled that the plaintiff may amend its complaint to replead certain of its other claims. The plaintiff has requested the court reconsider an earlier discovery motion ruling or, in the alternative, dismiss the case. The case is in the discovery phase. The Company denies the material allegations asserted in the complaint and intends to vigorously defend against the complaint.

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

                                             Two Quarters Ended                              Two Quarters Ended
                                               July 13, 1997                                   July 12, 1998
                                ------------------------------------------     -------------------------------------------
                                      Home Meal                                      Home Meal
                                     Replacement           Retail Bagels            Replacement             Retail Bagels
                                -------------------     ------------------     -------------------      ------------------
Revenue from external
 customers.................              $  203,357               $ 30,003               $ 184,046                $198,374

Intersegment revenue.......                   2,221                      -                   3,020                       -
Income (loss) before
 income taxes and minority
 interests.................                  51,827                 14,801                (410,925)                (26,125)

Total assets...............               1,488,269                517,502                 956,390                 650,777


8. Subsequent Events

   On July 15, 1998, BCEF and Market Partners merged into a wholly owned subsidiary of the Company. The consideration for BCEF was 1,553,991 shares of common stock, 1,204,593 shares of 10% series A exchangeable preferred stock (the "Preferred Stock") with an aggregate liquidation preference of $60.2 million, but initially redeemable at 50% of such face amount increasing over time to 110% of such amount, and $4.5 million in cash. The consideration for Market Partners was 1,946,000 shares of common stock, 1,331,400 shares of Preferred Stock with an aggregate liquidation preference of $66.6 million, but initially redeemable at 50% of such face amount increasing over time to 110% of such amount, and $5.5 million in cash.

   The Company has agreed to file a shelf registration statement to register the common stock and Preferred Stock (the "Registration Statement") by September 13, 1998 and use its reasonable best efforts to cause the Registration Statement to be declared effective by December 12, 1998. In the event the Shelf Registration is not filed by September 13, 1998, the Company is required to pay $2.5 million to the holders of the common stock and Preferred Stock, excluding certain individuals. In the event the Shelf Registration Statement is not declared effective by December 12, 1998, commencing December 13, 1998, the annual dividend rate on the Preferred Stock will increase to 11% and will further increase by 0.5% for each 90 day period thereafter, up to a maximum rate of 12%. In the event the dividend rate increases, on the date immediately following the date on which the Shelf Registration is declared effective, the dividend rate will be reduced to 10%.

   Dividends on the Preferred Stock are payable quarterly and may, at the option of the Company, be paid either in cash or additional shares of Preferred Stock for the first twelve dividend payments. Thereafter, dividends will be paid in cash. Commencing with the thirteenth dividend payment, the annual dividend rate will permanently increase by 25 basis points per quarter for each dividend period in which dividends are not paid.

   In the event of the dissolution, liquidation or winding up of the Company, the Preferred Stock ranks senior to common stock and any other issued junior preferred stock.

   The holders of the Preferred Stock do not have any voting rights, except as provided by Delaware law.

   The Company is required to redeem the Preferred Stock on July 15, 2005 at a redemption price equal to 110% of its liquidation preference, plus any unpaid dividends. The Company, at its option, may redeem at any time the Preferred Stock at prices ranging from 50% to 110% of the original liquidation preference, plus unpaid dividends.

   Upon the occurrence of a change in control, as defined, the Company will be required to make an offer to repurchase all or any part of the Preferred Stock at prices ranging from 65% to 110% of the original liquidation preference, plus unpaid dividends.

   At any time, the Company has the option to exchange the Preferred Stock in whole for exchange debentures (the "Exchange Debentures"), the principal amount of which will be equal to the liquidation preference. The preferred holders will also be paid all unpaid dividends in cash. The Exchange Debentures, if issued, will have an interest rate, redemption provisions and maturity equivalent to the dividend rate, redemption provisions and maturity of the Preferred Stock.

   On July 15, 1998, the Company also converted its outstanding loans, to ten of the 11 area developers in which BCEF and Market Partners had preferred equity investments, into majority equity interests. The following is a listing of the amount of the gross loans converted and the percentage of common equity interest acquired in each area developer (in thousands):

                                                                        COMMON EQUITY
                                                                      INTEREST ACQUIRED
                                              LOAN CONVERTED
            AREA DEVELOPER

--------------------------------------    ---------------------     -------------------
P&L Food Services, L.L.C..............                 $ 52,277                      86%
BC Boston, L.P........................                   51,585                      91%
BCE West, L.P.........................                   47,540                      83%
BC GoldenGate, L.L.C..................                   57,759                      96%
Finest Foodservice, L.L.C.............                   87,936                      98%
BC Superior, L.L.C....................                   56,893                      74%
BC Heartland, L.L.C...................                    7,370                      97%
B.C.B.M. Southwest, L.P...............                   60,002                      95%
BC Tri-States, L.L.C..................                   39,636                      75%
R&A Food Services, L.P................                  103,154                      90%

   The acquisitions of BCEF, Market Partners and the area developers will be accounted for as purchases, and accordingly, the purchase prices will be allocated to identified assets and liabilities based upon an estimate of their fair values at the date of the acquisitions.

   The following represents the unaudited pro forma results of operations for the two quarters ended July 12, 1998, as if the purchase transactions described above and the BC Great Lakes purchase transaction as described in Note 3 had occurred at the beginning of the Company's 1998 fiscal year (in thousands of dollars, except per share data):

Total revenue.......................                    $ 654,931
Net loss............................                     (331,475)
Basic loss per share................                    $   (4.53)
Diluted loss per share..............                        (4.53)

   Also on July 15, 1998, the Company amended its senior revolving credit facility ("Revolver Facility") and 1996 master lease facility (the "1996 Master Lease Facility" and together with the "Revolver Facility", the "Credit
Facility").   The amended Revolver Facility provides the Company with an additional revolving credit facility of $39.3 million consisting of a $4.3 million revolving loan and a $35.0 million revolving liquidity facility. Proceeds of the $4.3 million loan were used to satisfy required payments on the 1995 master lease facility. All borrowings outstanding on the Credit Facility become due October 17, 1998. For any letters of credit which were issued pursuant to the Credit Facility which remain outstanding on October 17, 1998, the Company is required to pledge cash collateral to the lenders for the outstanding balance or provide an irrevocable standby letter of credit to the lenders. As of July 15, 1998, the Company had $4.8 million in letters of credit. All borrowings on the Revolver Facility bear interest at the agent's base rate, plus an applicable margin, or at a eurodollar rate, plus an applicable margin. A commitment fee of 0.5% per annum of the average daily unused portion of the Revolver Facility is required. In connection with the amendment to the Revolver Facility, the Company has guaranteed obligations totaling $4.9 million of certain employees or former employees to one of the Comapany's senior lenders. Pursuant to the amendment of the 1996 Master Lease Facility, the Company agreed to purchase all the assets leased under the facility and to pay the outstanding balance due under the facility of $166.1 million on October 17, 1998.

9.  RECLASSIFICATIONS

  Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS IN THIS FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF BOSTON CHICKEN, INC. (THE "COMPANY") AND EINSTEIN/NOAH BAGEL CORP. ("ENBC") AND THEIR RESPECTIVE AREA DEVELOPERS, FRANCHISEES AND LICENSEES, BOSTON MARKET(R) STORES, EINSTEIN BROS.(R) BAGELS AND NOAH'S NEW YORK BAGELS(R) STORES, AND PROGRESSIVE FOOD CONCEPTS, INC. ("PFCI") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE SUCCESS OF THE COMPANY'S EFFORTS TO REFINANCE ITS SENIOR CREDIT FACILITIES, RESTRUCTURE ITS PUBLICLY TRADED CONVERTIBLE SUBORDINATED DEBT AND TO SELL ALL OR SOME OF ITS EQUITY INTERESTS IN ENBC, AND TO RAISE CAPITAL THROUGH DEBT OR EQUITY FINANCING; STORE PERFORMANCE (INCLUDING SALES AND PROFIT MARGINS); COMPETITION; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS (E.G., MENU ITEMS AND PRICING STRUCTURES); CHANGES IN BUSINESS STRATEGY; CHANGES IN DEVELOPMENT PLANS; AVAILABILITY AND COST OF CAPITAL; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE COMMISSION. THE CAUTIONARY STATEMENTS MADE PURSUANT TO THE REFORM ACT HEREIN AND ELSEWHERE BY THE COMPANY SHOULD NOT BE CONSTRUED AS EXHAUSTIVE OR AS ANY ADMISSION REGARDING THE ADEQUACY OF DISCLOSURES MADE BY THE COMPANY PRIOR TO THE EFFECTIVE DATE OF THE REFORM ACT. THE COMPANY CANNOT ALWAYS PREDICT OR DETERMINE AFTER THE FACT WHAT FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS OR OTHER STATEMENTS. IN ADDITION, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES", "BELIEF", "EXPECTS", "PLANS", "OBJECTIVES", "ANTICIPATES", "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR.

     ALL FORWARD-LOOKING STATEMENTS RELATING TO THE COMPANY'S ATTEMPT TO REFINANCE AND RESTRUCTURE ITS SENIOR DEBT, 1995 MASTER LEASE AND ITS OUTSTANDING PUBLICLY TRADED CONVERTIBLE SUBORDINATED DEBENTURES AND TO RAISE ADDITIONAL DEBT AND/OR EQUITY FINANCING ARE SUBJECT, AMONG OTHER THINGS, TO THE FORMULATION BY THE COMPANY AND ITS CREDITORS OF AN ACCEPTABLE REFINANCING AND RESTRUCTURING PLAN, THE CONSENT OF THE REQUIRED PERCENTAGE OF SUCH CREDITORS TO SUCH PLAN, THE AVAILABILITY TO THE COMPANY OF VARIOUS REFINANCING ALTERNATIVES AND MARKET CONDITIONS GENERALLY. ARTHUR ANDERSEN, LLP, THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS, HAS REISSUED ITS REPORT ON THE COMPANY'S 1997 FINANCIAL STATEMENTS TO INCLUDE A QUALIFICATION WHICH STATES THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

     THE COMPANY IS ATTEMPTING TO RESOLVE CERTAIN COMMENTS OF THE SEC STAFF WITH RESPECT TO CERTAIN OF ITS PERIODIC FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934. IF THE COMPANY'S POSITIONS ARE NOT ACCEPTED, THE COMPANY MAY BE REQUIRED TO AMEND SUCH FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. SEE NOTE 1 TO THE FINANCIAL STATEMENTS.

GENERAL

  The move to a Company-controlled system has significantly impacted the Company's results of operations and financial position. Commencing from the date the Company announced its intent to acquire BC Equity Funding, L.L.C. ("BCEF") and Market Partners, L.L.C. ("Market Partners"), the Company recognized, in a single line item on its consolidated statement of operations, the net losses of the area developers in which BCEF and Market Partners have preferred equity investments. The Company continues to charge such area developers royalties, franchise and related fees and interest, but the Company no longer recognizes these payments as revenue. As a result, the area developers' net losses recognized by the Company have been correspondingly reduced by the amount of the royalties, franchise and related fees and interest not recognized by the Company. Additionally during the fourth quarter of 1997, ENBC acquired a majority equity interest in all of its area developers. As a result of this acquisition, the revenue generated by ENBC as a lender, franchisor and service provider is eliminated in consolidation and replaced with store revenue and operating expenses. As a result of the foregoing, the Company's results of operations for the quarter and two quarters ended July 12, 1998 are not readily comparable to the quarter and two quarters ended July 13, 1997. Commencing in the third quarter of 1998, the Company completed the acquisition of BCEF and Market Partners and converted its loans into a majority equity interest in ten of its 13 area developers. Consequently, the results of operations in future quarters will not be readily comparable to prior quarters.

RESULTS OF OPERATIONS

  Revenue. Total revenue increased $54.1 million or 46% for the quarter ended July 12, 1998 over the quarter ended July 13, 1997 and increased $149.1 million or 64% for the two quarters ended July 12, 1998 over the comparable prior period. Royalties and franchise related fees decreased $37.2 million or nearly 100% and interest income decreased $21.2 million or 100% for the quarter ended
July 12, 1998 over the quarter ended July 13, 1997.   Royalties and franchise
related fees decreased $74.1 million or 94% and interest income decreased $43.2 million or 93% for the two quarters ended July 12, 1998 over the comparable prior period. As a result of the Company's anticipated acquisition of BCEF and Market Partners, the Company did not recognize royalties, franchise and related fees and interest income totaling $25.1 million for the quarter ended July 12, 1998 and $66.2 million for the two quarters ended July 12, 1998, from 11 of its 14 area developers. Also, as a result of certain area developers generating insufficient cash on a cumulative basis from store operations, capital contributions and other sources (excluding borrowings from the Company) to pay royalties, interest and franchise fees when due, the Company did not recognize revenue aggregating $12.1 million and $19.5 million during the second quarter of 1998 and two quarters ended July 12, 1998, respectively. Further, ENBC's conversion to a company-owned system has resulted in its royalties and franchise and related fees and interest income being replaced with company-owned store revenue.

  Revenue from Company restaurants is significantly affected by the average number of restaurants in the periods being compared. The average number of Company-owned Boston Market restaurants was 413 for the quarter ended July 12, 1998 compared to 225 Company-owned Boston Market restaurants for the quarter
ended July 13, 1997.    The average number of Company-owned Boston Market
restaurants was 351 for the two quarters ended July 12, 1998 compared to 173 Company-owned Boston Market restaurants for the two quarters ended July 13,
1997.   The increase in the average number of Company-owned Boston Market restaurants was primarily attributable to the acquisition of majority equity interests in Mayfair Partners, L.P. and B.C. Great Lakes, L.L.C. ("Great Lakes"). The average number of ENBC company-owned stores was 554 for the quarter ended July 13, 1998 compared to none for the quarter ended July 13, 1997. The average number of ENBC company-owned stores was 557 for the two quarters ended July 12, 1998 compared to seven ENBC company-owned stores for the
two quarters ended July 13, 1997.   The increase in the average number of ENBC
company-owned stores was attributable to the acquisition of a majority equity interest in all of its area developers in December 1997. Revenue from Company-owned restaurants and ENBC company-owned stores increased $112.5 million or 194% for the quarter ended July 12, 1998 compared to the quarter ended July 13, 1997. Company-owned Boston Market restaurants accounted for $24.6 million or 22% of the increase and ENBC company-owned stores accounted for $87.9 million or 78% of the increase. Revenue from Company-owned and ENBC company-owned restaurants increased $266.3 million or 246% for the two quarters ended July 12, 1998 compared to the two quarters ended July 13, 1997. Company-owned Boston Market restaurants accounted for $70.1 million or 26% of the increase and ENBC company-owned stores accounted for $196.2 million or 74% of the increase. Commencing in the third quarter of 1998, the Company anticipates further increases in revenue from Company-owned restaurants as a result of the Company's conversion of its loans into a majority equity interest in ten of its 13 area developers.

  Cost of operations. The cost of restaurant operations (food and paper; labor; other controllable costs, including telephone, utilities, security, repairs and maintenance, supplies, help wanted advertisements, uniforms and laundry; rent; other occupancy and related and contractual and discretionary marketing) increased $103.2 million or 199% for the quarter ended July 12, 1998 over the quarter ended July 13, 1997, and increased $244.7 million or 259% for the two quarters ended July 12, 1998 over the comparable prior period. The increases were primarily due to an increase in the number of Company-owned Boston Market restaurants and ENBC company-owned stores. For the quarter ended July 12, 1998, Company-owned Boston Market restaurants accounted for $27.5 million or 27% of the increase and ENBC company-owned stores accounted for $75.7 million or 73% of
the increase.   For the two quarters ended July 12, 1998, Company-owned Boston
Market restaurants accounted for $72.9 million or 30% of the increase and ENBC
company-owned stores accounted for $171.8 million or 70% of the increase.   Cost
of restaurant operations for Company-owned Boston Market restaurants, as a percentage of restaurant revenue, increased from 89.4% for the quarter ended July 13, 1997 to 96.1% for the quarter ended July 12, 1998. Cost of restaurant operations for Company-owned Boston Market restaurants, as a percentage of restaurant revenue, increased from 87.3% for the two quarters ended July 13, 1997 to 94.0% for the two quarters ended July 12, 1998. The increases were primarily attributable to higher labor costs, coupled with lower revenue which resulted in rent, utilities and other fixed store operating costs representing a
greater percentage of restaurant revenue.   Cost of store operations for ENBC
company-owned stores, as a percentage of store revenue, was 86.1% for the quarter ended July 12, 1998. There were no ENBC company-owned stores for the comparable 1997 period. Cost of store operations for ENBC company-owned stores, as a percentage of store revenue, increased from 81.2% for the two quarters ended July 13, 1997 to 87.4% for the two quarters ended July 12, 1998. The increases were due to differences in store concept and configuration. ENBC company-owned stores operating in 1997 were significantly smaller in size and were staffed with fewer employees. Stores operating in the 1998 quarters operate under ENBC's current Einstein Bros. Bagels and Noah's New York Bagels concepts.

  General and administrative expenses. Included in general and administrative expenses for the quarter ended July 12, 1998, were $30.0 million of special charges consisting of $11.4 of provisions for vendor commitments for the Boston Market system associated with anticipated purchase shortfalls, $8.6 million of computer software and fixed asset write-offs for assets no longer in use, $5.5 million of severance charges (including $3.5 million of stock option expense) for former management and $4.5 million of restaurant closure and impairment losses. Disregarding these special charges, general and administrative expenses increased $21.7 million or 140% for the quarter ended July 12, 1998 over the quarter ended July 13, 1997, representing general and administrative expenses attributable to the Boston Market system which increased $17.5 million or 150% for the quarter ended July 12, 1998 compared to the prior comparable quarter and ENBC's general and administrative expenses increased $4.2 million or 111% for the quarter ended July 12, 1998 compared to the prior comparable quarter. Disregarding these special charges, general and administrative expenses increased $57.2 million or 170% for the two quarters ended July 12, 1998 over the two quarters ended July 13, 1997 representing expenses attributable to the Boston Market system which increased $44.1 million or 185% for the two quarters ended July 12, 1998 compared to the prior comparable period and ENBC's general and administrative expenses increased $13.1 million or 133% for the two quarters ended July 12, 1998 compared to the prior comparable period. The increases in both the Boston Market's and ENBC's general and administrative expenses were primarily due to larger company-owned restaurant and store bases in 1998 compared to 1997. Commencing in the third quarter of 1998, the Company anticipates further increases in general and administrative expenses as a result of the Company's conversion of its loans into a majority equity interest in ten of its 13 area developers.

  Depreciation and amortization (excluding goodwill amortization). Depreciation and amortization increased $5.2 million or 68% for the quarter ended July 12, 1998 over the quarter ended July 13, 1997. The Company's depreciation and amortization increased $0.4 million or 6% for the quarter ended July 12, 1998 compared to the prior comparable quarter and ENBC's depreciation and amortization increased $4.8 million or 524% for the quarter ended July 12, 1998 compared to the prior comparable quarter. Depreciation and amortization increased $13.8 million or 87% for the two quarters ended July 12, 1998 over the prior comparable period. The Company's depreciation and amortization increased $3.0 million or 21% for the two quarters ended July 12, 1998 compared to the prior comparable period and ENBC's depreciation and amortization increased $10.8 million or 30% for the two quarters ended July 12, 1998 compared to the prior comparable period. The increases in both the Company's and ENBC's depreciation and amortization were primarily due to larger company-owned restaurant and store bases in 1998 compared to 1997. Commencing in the third quarter of 1998, the Company anticipates further increases in depreciation and amortization as a result of the Company's conversion of its loans into a majority equity interest in ten of its 13 area developers.

  Goodwill amortization. Goodwill amortization increased $2.9 million or 164% for the quarter ended July 12, 1998 over the quarter ended July 13, 1997. The Company's goodwill amortization increased $0.9 million or 70% for the quarter ended July 12, 1998 compared to the prior comparable quarter and ENBC's goodwill amortization increased $2.0 million or 438% for the quarter ended July 12, 1998 compared to the prior comparable quarter. Goodwill amortization increased $7.0 million or 191% for the two quarters ended July 12, 1998 over the comparable prior period. The Company's goodwill amortization increased $2.4 million or 92% for the two quarters ended July 12, 1998 compared to the prior comparable period and ENBC's goodwill amortization increased $4.6 million or 27% for the two quarters ended July 12, 1998 compared to the prior comparable period. The increases in both the Company's and ENBC's goodwill amortization were primarily due to acquisitions of controlling interests in area developers in 1998 and 1997. Commencing in the third quarter of 1998, the Company anticipates further increases in goodwill amortization as a result of the Company's conversion of its loans into a majority equity interest in ten of its 13 area developers.

  Provision for loan losses. Primarily as a result of lower than expected store sales and customer transactions in 1998, the Company established a $10.0 million provision for potential loan losses in the second quarter of 1998 and $212.0 million provision for potential loan losses for the two quarters ended July 12, 1998 (in addition to the $128.0 million provision for potential loan losses established in the fourth quarter of 1997), after a determination that an additional portion of its loans to certain of its area developers may not be recoverable. There can be no assurance that the Company's loan recoverability analysis will not result in additional provisions for potential loan losses in subsequent quarters. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 13.

  Losses of Boston Chicken, Inc.'s Area Developers. As a result of the Company's anticipated acquisition of BCEF and Market Partners, the Company has recognized, in a single line item on its statement of operations, the net losses of the area developers in which BCEF and Market Partners had preferred equity interests. The losses, which totaled $35.3 million for the quarter ended July 12, 1998 and $93.3 million for the two quarters ended July 12, 1998, were primarily non-cash due to goodwill and fixed asset write-downs by the area developers. Such amount represents the net losses (reduced by royalties, franchise and related fees and interest not recognized by the Company) of the area developers. The recognition of the area developer losses has been accounted for as a reduction of the area developers' note receivable balance. The Company will continue to recognize the area developer net losses in a single line item on its statement of operations until it has acquired a majority equity interest in such area developers through conversion of its convertible loans to such area developers or other acquisition by the Company of such area developers. Beginning in the third quarter of 1998, the Company acquired a majority equity interest in ten of the eleven area developers in which BCEF and Market Partners have preferred equity interests. Commencing in the third quarter of 1998, the Company will consolidate such area developer's results of operations in its financial statements. Due in part to significant depreciation charges associated with an increased Company restaurant base and significant goodwill amortization charges which would result from the transactions, the Company would expect to report a net loss in at least 1998. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 13.

  Other Income (Expense). The Company incurred $17.9 million of other expenses for the second quarter of 1998 compared to $8.3 million for the second quarter of 1997. The Company incurred $33.6 million of other expenses for the two quarters ended July 12, 1998 compared to $14.8 million for the comparable prior period. The increases primarily related to additional interest expense incurred on the Company's $287.5 million of convertible subordinated debentures and ENBC's $125.0 million of convertible subordinated debentures, both issued in the second quarter of 1997.

  Income Taxes. Due to the uncertainty of having sufficient taxable income to utilize losses generated in the 1998 quarters, no income tax benefit was provided.

  Minority Interest. For the quarter ended July 12, 1998, the minority interests in subsidiaries absorbed $7.7 million of such subsidiaries' losses whereas for the quarter ended July 13, 1997, the minority interests in subsidiaries represented a charge of $1.8 million. For the two quarters ended July 12, 1998, the minority interests in subsidiaries absorbed $19.6 million of such subsidiaries' losses whereas for the two quarters ended July 13, 1997, the minority interests in subsidiaries represented a charge of $4.4 million. The changes were primarily due to ENBC incurring a loss in 1998 compared to reporting income in the prior comparable periods.

LIQUIDITY AND CAPITAL RESOURCES


Historic Sources and Uses of Cash


  Cash used in operations totaled $14.1 million for the two quarters ended July 12, 1998 compared to $4.0 million of cash generated from operations for the two quarters ended July 13, 1997. The reduction in cash was primarily attributable to less cash generated from operations before non-cash charges and credits partially offset by less cash used for working capital purposes. Included in the cash flows from operating activities for 1998, was $85.7 million of royalties, franchise related fees and interest paid to the Company by its area developers but not recognized as revenue. For the two quarters ended July 12, 1998, certain area developers utilized loan proceeds from the Company to pay these royalties, franchise related fees and interest.

  Through the two quarters ended July 12, 1998, the Company borrowed $10.0 million from its revolving credit facility to fund the escrow account pursuant to the Agreement and Plan of Merger to acquire BCEF and Market Partners and borrowed an additional $38.0 million from its revolving credit facility to fund scheduled contractual payments on indebtedness and for working capital purposes. During the two quarters ended July 12, 1998, ENBC had $1.8 million in net borrowings on its senior credit facilities.

  The Company's primary use of capital has been to fund loan obligations to its financed area developers. Net loan advances to Boston Market area developers were $89.2 million for the two quarters ended July 12, 1998 (consisting of $314.9 million of loan advances, net of $225.7 million of loan repayments). Net loan advances by the Company and ENBC to their area developers for the two quarters ended July 13, 1997 were $305.5 million (consisting of $772.1 million of loan advances, net of $466.6 million of loan repayments). The net amounts advanced during 1998 were primarily used to fund operating expenses. During the first quarter of 1998, the Company converted its $119.2 million of loans to Great Lakes, the Company's area developer for the Great Lakes region, into an 85% equity interest in Great Lakes.

  On July 15, 1998, the Company acquired BCEF and Market Partners in exchange for consideration of $126.8 million aggregate liquidation preference of Preferred Stock, 3.5 million shares of common stock and $10.0 million in cash from the escrow account discussed above. The 10% dividend on the Preferred Stock is payable in additional shares of Preferred Stock for a period of three years and payable in cash thereafter. The Preferred Stock is optionally redeemable by the Company at any time, in cash, at redemption prices which start at 50% of its face value and increase over time. The Preferred Stock is mandatorily redeemable in 2005 at a price of 110% of its face value. Also, on July 15, 1998, the Company converted $564 million of loans by the Company to ten financed area developers into a majority equity interest in each of those area developers. As a result of the conversions, the number of company-owned Boston Market restaurants increased by 527, bringing the total number of company-owned stores to 936, or approximately 81% of the Boston Market system.

  The Company's and ENBC's other uses of capital have included the opening of new ENBC stores, maintaining their existing restaurants and maintaining their corporate infrastructure. Total other capital expenditures were $13.8 million for the two quarters ended July 12, 1998 and $33.7 million for the two quarters ended July 13, 1997.

  Expected Sources and Uses of Cash

  The Company's uses of capital for the remainder of 1998, other than providing working capital for operating losses (including scheduled payments on the Company's lease obligations) and expenses associated with the restructuring of existing indebtedness, will be maintaining stores and paying interest and principal on outstanding indebtedness. ENBC's primary uses of capital in 1998, other than providing working capital for normal operating expenses, will be maintaining stores, opening new stores and paying principal and interest on outstanding indebtedness.

  For the remainder of 1998, the Company expects its primary sources of cash will be from additional senior financing described below and sale of assets.

  On July 15, 1998, the Company renegotiated its revolving credit facility (the "Revolver Facility") and its 1996 master lease financing (the "1996 Master Lease Facility," and together with the "Revolver Facility," the "Credit Facility"). The senior lenders who are party to the Credit Facility provided the Company with $39.3 million in additional financing, consisting of a $35.0 million liquidity facility ("Liquidity Facility") and a $4.3 million term loan facility (together the "1998 Credit Facility"). The Liquidity Facility is being used primarily for working capital, refinancing and restructuring costs and scheduled debt service. The 1998 Credit Facility matures on October 17, 1998. Pursuant to the 1998 Credit Facility, the lenders thereunder have agreed to forbear the second quarter net weekly per store average revenue covenant contained in the Credit Facility. Covenants contained in the 1998 Credit Facility include, among others, a minimum cumulative systemwide cash flow requirement and adherence by the Company to an agreed upon operating budget. Pursuant to the 1998 Credit Facility, the Company also agreed to change the maturity date of the Credit Facility to October 17, 1998, at which time $52.8 million, including $4.8 million in letters of credit under the Revolver Facility and $166.1 million under the 1996 Master Lease Facility, become due. The Company also had outstanding as of July 15, 1998 an additional $51.0 million of master lease financing (the "1995 Master Lease Facility") that contains cross-default and cross-acceleration provisions with the facilities agreement governing the Credit Facility. Any such acceleration would also permit holders of other subordinated debt of the Company to exercise their remedies, which include acceleration of their debt, which in the aggregate totaled approximately $623 million as of July 15, 1998. Also, in early October 1998, a portion of the 1995 Master Lease Facility expires. The Company has agreed to purchase the assets being leased for $21.1 million. The Company will attempt to renegotiate the terms of the 1995 Master Lease or refinance the 1995 Master Lease in conjunction with its refinancing of its other senior debt.

  The Company will attempt to refinance its senior debt, restructure its outstanding publicly traded convertible subordinated debt and raise additional debt and/or equity financing before the Credit Facility and 1998 Credit Facility mature. There can be no assurance the Company will be successful in such restructuring and refinancing efforts. Any such restructuring, refinancing and/or additional financing may entail significant equity dilution to the holders of the Company's common stock at that time. Should the Company be unable to refinance its senior debt, restructure its outstanding publicly traded convertible subordinated debt and raise additional debt and/or equity, it may be forced to seek protection under applicable bankruptcy law.

   The Company's current liquidity may adversely affect its relationship with its suppliers which could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is evaluating the sale of assets in an effort to improve its liquidity position, there can be no assurance that the Company will be successful in obtaining the additional capital needed to implement its business plan and meet its financial obligations. Additionally, should the Company be able to sell assets, there can be no assurance the Company will recover the full amount invested in such assets.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

     The information set forth under Note 6 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting was held on May 20, 1998. Each of the Company's current directors was elected. The votes cast for and withheld for each such director were as follows:

  Director               For          Withheld
  --------               ---          --------

  J. Michael Jenkins     58,477,387    974,538
  Arnold C. Greenberg    58,315,351  1,136,574
  J. Bruce Harreld       58,332,807  1,119,118
  M Howard Jacobson      58,300,193  1,151,732
  Peer Pedersen          58,348,704  1,103,221

Item 6.  Exhibits and Reports on Form 8-K

  A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

  B. Reports on Form 8-K: The Company filed three reports on Form 8-K for the quarter ended July 12, 1998.


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

     The second report was dated May 27, 1998 and reported, among other things, under Item 5 (Other Events) (i) the Company's first quarter results of operations, (ii) that Arthur Andersen LLP, the Company's auditors, had included an explanatory paragraph in its audit report that there is substantial doubt about the Company's ability to continue as a going concern, (iii) that Lawrence
E. White was named Chief Financial Officer of the Company, and (iv) that the Company had retained Morgan Stanley & Co. Incorporated to advise and assist the Company in evaluating the sale of all or a portion of the shares of common stock of ENBC owned by the Company to one or more third parties. In addition, the Company also reported under Item 5 (Other Events) certain financial statement and risk factor disclosure included in its Joint Information Statement/Offering Memorandum circulated to holders of interests in BCEF and Market Partners seeking their consent to the Merger.

     The third report was dated June 25, 1998 and reported under Item 5 (Other Events) (i) the status of the Company's negotiations with the agent banks under its senior credit facilities and its intention to attempt to refinance and restructure its existing senior debt and publicly traded convertible subordinated debt and (ii) that comments were received, and additional comments were expected to be received, from the Securities and Exchange Commission regarding certain filings by the Company.

     Subsequent to the end of the quarter, the Company has to date filed two reports on Form 8-K.

     The first report was dated July 15, 1998 and reported under Item 5 (Other Events) (i) the renegotiation of its senior credit facility with Bank of America National Trust and Savings Association and General Electric Capital Corporation to provide the Company with an additional $39.3 million in financing expiring October 17, 1998 at which time approximately $219 million of other senior debt also becomes due, (ii) announce the engagement of BT Alex.Brown to assist in the restructuring the Company's publicly traded convertible subordinated debt, (iii) conversion by the Company of a total of $564 million of loans to ten area developers into a majority equity interest in those area developers and (iv) the acquisition of BC Equity Funding, L.L.C. and Market Partners, L.L.C., funds that previously held preferred equity interests in 11 of the Company's 13 area developers, for aggregate consideration of (a) $126.8 million of the Company's 10% Series A Exchangeable Preferred stock, (b) 3.5 million shares of the Company's common stock and (c) $10.0 million in cash.

      The second report was dated July 15, 1998 and reported under Item 2 (Acquisition or Disposition of Assets) that the Company on July 15, 1998, had completed the acquisition of the following area developers pursuant to the conversion of approximately $564 million of loans into a majority equity interest in each of those area developers: B.C.B.M. Southwest, L.P. (formerly BC Texas, Inc.), R&A Food Services, L.P. (formerly R&A Food Services, Inc.), Finest Foodservice, L.L.C., P&L Food Services, L.L.C., BC Boston, L.P., BCE West, L.P., GoldenGate, L.L.C., BC Tri-States, L.L.C., BC Superior, L.L.C. and BC Heartland, L.L.C.

      The Company also reported that on July 15, 1998, it also acquired BC Equity Funding, L.L.C. and Market Partners, L.L.C., funds that previously held preferred equity interests in 11 of the Company's 13 area developers, including the ten area developers whose loans were converted. The Company reported that the required historical and pro forma financial statements for the aforementioned acquisitions would be filed as soon as practicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BOSTON CHICKEN, INC.




Date:  August 25, 1998           /s/ J. MICHAEL  JENKINS
                        -----------------------------------------------------
                                     J. Michael Jenkins
                          Chairman of the Board, Chief Executive Officer
                                       and President




Date:  August 25, 1998           /s/ LAWRENCE E. WHITE
                        -----------------------------------------------------
                                     Lawrence E. White
                                  Chief Financial Officer
                               (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                                                          SEQUENTIAL
                                                                                                          ----------
EXHIBIT                                                                                                      PAGE
-------                                                                                                      ----
NUMBER                                                   Exhibits                                           NUMBER
------                                                   --------                                           ------

  4.1        Registration Rights Agreement dated as of July 15, 1998 among Boston Chicken, Inc.,
             BCI Acquisition Sub, L.L.C. and BC Equity Funding, L.L.C. and Market Partners, L.L.C.

  10.1       First Amendment and Consent to Amended and Restated Facilities Agreement dated as of
             July 15, 1998 by and among Boston Chicken, Inc., Bank of America National Trust and
             Savings Association and General Electric Capital Corporation (each individually and in their representative capacities).

  10.2       Second Amendment and Consent to Secured Revolving Credit Agreement dated as of July
             15, 1998 by and among Boston Chicken, Inc., Bank of America National Trust and
             Savings Association, General Electric Capital Corporation, LaSalle National Bank and
             Sanwa Business Credit Corporation and Hour LLC (each individually and/or in their representative capacities).

  10.3       Amendment No. 2 to Master Lease Agreement No. 2 dated as of July 15, 1998 by and among Boston Chicken, Inc. and General Electric Capital Corporation (individually and in its representative capacity).

  10.4       Second Amendment dated June 25, 1998 to the Amended and Restated Accounting and
             Administrative Services Agreement between the Company and Einstein/Noah Bagel Corp.
             ("ENBC") (incorporated by reference to Exhibit 10.4 to ENBC's quarterly report on
             Form 10-Q for the quarter ended July 12, 1998).

  10.5       Second Amendment dated June 25, 1998 to the Amended and Restated Computer and
             Communications Systems Services Agreement between the Company and ENBC (incorporated by reference to Exhibit 10.5 to ENBC's quarterly report on Form 10-Q for the quarter ended July 12, 1998).

  10.6       Termination Agreement dated June 25, 1998 between the Company and ENBC terminating the Loan Agreement dated May 27, 1996, as amended, between the Company and ENBC
             (incorporated by reference to Exhibit 10.6 to ENBC's quarterly report on Form 10-Q for the quarter ended July 12, 1998).

    10.7     First Amendment to Office Sublease effective as of May 1, 1998 between the Company and ENBC (incorporated by reference to Exhibit 10.7 to ENBC's quarterly report on
             Form 10-Q for the quarter ended July 12, 1998).

    27       Financial Data Schedule.


________________________________________
*In the case of incorporation by reference to documents filed by Einstein/Noah Bagel Corp. under the Securities Exchange Act of 1934, as amended, Einstein/Noah Bagel Corp.'s file number under that Act is 0-21097.

                                   EXHIBIT  1