Form 10-Q
period 1998-10-04
BOSTON CHICKEN INC
filed 1998-11-18
CIK 894751

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 1998


                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM __________ TO __________


                        COMMISSION FILE NUMBER 0-22802


                             BOSTON CHICKEN, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                         36-3904053
        (State or other jurisdiction of             (IRS Employer
         incorporation or organization)           Identification No.)


                           14123 Denver West Parkway
                               Golden, CO 80401
         (Address of principal executive offices, including zip code)


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

                       Yes     X     No  _____
                            -------

Number of shares of common stock, $.01 par value per share, outstanding as of November 17, 1998: 77,130,853


                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
            BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                       Yes  _____    No     X
                                         -------

                             BOSTON CHICKEN, INC.
               (DEBTOR-IN-POSSESSION EFFECTIVE OCTOBER 5, 1998)


                                     INDEX

                                                                                                    Page No.
                                                                                                    -------
PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Consolidated Balance Sheets as of December 28, 1997 and
                      October 4, 1998.........................................................         3

                      Consolidated Statements of Operations for the quarter and
                      three quarters ended October 5, 1997 and October 4, 1998................         4

                      Consolidated Statements of Cash Flows for the three quarters
                      ended October 5, 1997 and October 4, 1998...............................         5

                      Notes to Consolidated Financial Statements..............................         6

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................................        15

PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings.......................................................        23

          Item 2.     Changes in Securities...................................................        23

          Item 6.     Exhibits and Reports on Form 8-K........................................        23

          Signature Page......................................................................        25

          Exhibit Index.......................................................................        26

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION EFFECTIVE OCTOBER 5, 1998)

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                     December 28,   October 4,
                                                                         1997          1998
                                                                     -------------  -----------
                                                                                    (unaudited)
ASSETS
------
Current Assets:
  Cash and cash equivalents........................................    $   90,559   $   16,852
  Accounts receivable, net.........................................        13,894        3,793
  Inventories......................................................        16,132       25,053
  Prepaid expenses and other current assets........................         1,436        7,945
                                                                       ----------   ----------
     Total current assets..........................................       122,021       53,643
Property and Equipment, net........................................       530,582      648,247
Notes Receivable, net..............................................       609,175       33,622
Deferred Financing Costs, net......................................        24,570       19,706
Goodwill, net......................................................       639,364      894,757
Other Assets, net..................................................        77,062       59,384
                                                                       ----------   ----------
     Total assets..................................................    $2,002,774   $1,709,359
                                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable.................................................    $   33,205   $   23,326
  Accrued expenses.................................................        85,207      163,352
  Other current liabilities........................................        14,119       11,266
  Secured debt obligation..........................................            --      166,437
  Senior Secured Revolver-Boston Chicken, Inc......................            --       87,300
                                                                       ----------   ----------
     Total current liabilities.....................................       132,531      451,681
Deferred Franchise Revenue.........................................         5,723           --
Convertible Subordinated Debt-Boston Chicken, Inc..................       417,020      417,020
Convertible Subordinated Debt - Einstein/Noah Bagel Corp...........       125,000      125,000
Liquid Yield Option Notes..........................................       197,442      209,704
Senior Debt-Einstein/Noah Bagel Corp...............................        24,000       20,700
Other Noncurrent Liabilities.......................................        44,753       57,607
Minority Interests.................................................       253,630      243,721
Commitments and Contingencies (Note 8)
Redeemable Preferred Stock.........................................            --       83,373
Stockholders' Equity:
  Preferred Stock - $.01 par value; 20,000,000 shares authorized;
     no shares issued and outstanding..............................            --           --
  Common Stock - $.01 par value; 480,000,000 shares authorized;
     issued: 71,400,179 shares in December and
     77,130,853 shares in October..................................           714          771
  Additional paid-in capital.......................................       918,266      941,117
  Accumulated deficit..............................................      (116,305)    (841,335)
                                                                       ----------   ----------
     Total stockholders' equity....................................       802,675      100,553
                                                                       ----------   ----------
       Total liabilities and stockholders' equity..................    $2,002,774   $1,709,359
                                                                       ==========   ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
               (DEBTOR-IN-POSSESSION EFFECTIVE OCTOBER 5, 1998)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                   Quarter Ended          Three Quarters Ended
                                              ------------------------  ------------------------
                                              October 5,   October 4,   October 5,   October 4,
                                                 1997         1998         1997         1998
                                              -----------  -----------  -----------  -----------
Revenue:
  Company stores............................    $ 57,804    $ 260,885     $165,982   $  635,397
  Royalties and franchise related fees......      28,999          146      107,749        4,833
  Interest income...........................      24,023           --       70,455        3,221
                                                --------    ---------     --------   ----------
   Total revenue............................     110,826      261,031      344,186      643,451
Costs and Expenses:
  Store operations:
   Food and paper...........................      21,156       90,065       61,371      221,739
   Labor....................................      14,877       77,098       41,639      187,524
   Other controllable costs.................       5,761       24,160       15,756       60,667
   Rent, occupancy and related costs........       5,911       30,523       14,026       69,771
   Contractual and discretionary marketing..       5,853       18,805       15,111       39,961
General and Administrative..................      14,218      255,515       47,895      376,379
Reorganization..............................          --        5,074           --        5,074
Depreciation and amortization
   (excluding goodwill amortization)........       9,830       16,193       25,624       45,743
Goodwill amortization.......................       1,661        6,184        5,338       16,877
Provision for loan losses...................          --       25,500           --      237,500
Losses of Boston Chicken Inc.'s
  area developers...........................          --          298           --       93,635
                                                --------    ---------     --------   ----------
   Total costs and expenses.................      79,267      549,415      226,760    1,354,870
                                                --------    ---------     --------   ----------
Income (Loss) from Operations...............      31,559     (288,384)     117,426     (711,419)
Other Income (Expense):
  Interest expense, net.....................     (10,782)     (18,258)     (27,322)     (48,950)
  Gain (loss) on issuances of
    subsidiary's stock......................        (130)          --          (48)         (17)
  Other income (expense), net...............         (43)         (95)       1,598       (3,025)
                                                --------    ---------     --------   ----------
    Total other income (expense)............     (10,955)     (18,353)     (25,772)     (51,992)
                                                --------    ---------     --------   ----------
Income (Loss) before Income Taxes and
  Minority Interest.........................      20,604     (306,737)      91,654     (763,411)
Income Taxes................................      10,257           --       38,199           --
Minority Interest in (Earnings) Loss
  of Subsidiaries...........................         617       18,758       (3,805)      38,382
                                                --------    ---------     --------   ----------
Net Income (Loss)...........................      10,964     (287,979)      49,650     (725,029)
Preferred Dividends.........................          --       (2,822)          --       (2,822)
                                                --------    ---------     --------   ----------
Net Income (Loss) Available to Common
  Stockholders..............................    $ 10,964    $(290,801)    $ 49,650   $ (727,851)
                                                ========    =========     ========   ==========
Basic Earnings (Loss) per Common Share......    $   0.16    $   (3.79)    $   0.75   $    (9.93)
                                                ========    =========     ========   ==========
Diluted Earnings (Loss) per Common Share....    $   0.16    $   (3.79)    $   0.72   $    (9.93)
                                                ========    =========     ========   ==========
Weighted Average Number of Common
  Shares Outstanding:
    Basic...................................      68,391       76,732       66,126       73,286
                                                ========    =========     ========   ==========
    Diluted.................................      69,562       76,732       72,925       73,286
                                                ========    =========     ========   ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
               (DEBTOR-IN-POSSESSION EFFECTIVE OCTOBER 5, 1998)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                      Three Quarters Ended
                                                                 -------------------------------
                                                                  October 5,        October 4,
                                                                    1997              1998
                                                                 --------------   --------------
Cash Flows from Operating Activities:
  Net income (loss)............................................  $    49,650         $(725,029)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization.............................       30,962            62,620
     Interest on liquid yield option notes.....................       11,338            12,263
     Deferred income taxes.....................................        6,318                --
     Loss (gain) on sale of subsidiary's stock.................           48                17
     Minority interests........................................        3,805           (38,382)
     Warrant and option exercise...............................           --             4,030
     Provision for write-down of assets........................           --           270,674
     Provision for loan losses.................................           --           237,500
     Revenue not recognized from Boston Chicken, Inc.'s
       area developers.........................................           --            94,995
     Losses of Boston Chicken, Inc.'s area developers..........           --            93,635
     Gain on disposal of assets................................          423                --
     Changes in assets and liabilities (excluding effects
       from acquisition):
       Accounts receivable and due from affiliates.............       (4,765)              890
       Accounts payable and accrued expenses...................      (29,944)          (32,727)
       Deferred franchise revenue..............................       (8,668)               --
       Other assets and liabilities............................      (15,387)             (914)
                                                                 -----------         ---------
          Net cash provided by (used in) operating activities..       43,780           (20,428)
                                                                 -----------         ---------
Cash Flows from Investing Activities:
  Purchase of property and equipment...........................      (36,704)          (17,077)
  Proceeds from sale of assets.................................       12,142             3,118
  Cost of acquisitions, net of cash received...................           --           (18,645)
  Acquisition of other assets..................................       (8,655)               --
  Issuance of notes receivable.................................   (1,067,431)         (341,496)
  Repayment of notes receivable................................      648,420           240,801
                                                                 -----------         ---------
     Net cash used in investing activities.....................     (452,228)         (133,299)
                                                                 -----------         ---------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock.......................        9,479               982
  Proceeds from issuance of subsidiary's common stock..........       10,350                --
  Proceeds from issuance of convertible subordinated debt......      412,500                --
  Increase in deferred financing costs.........................      (10,956)           (4,962)
  Proceeds from credit facilities..............................      283,200           134,400
  Repayments of credit facilities..............................     (283,200)          (50,400)
                                                                 -----------         ---------
     Net cash provided by financing activities.................      421,373            80,020
                                                                 -----------         ---------
Net Increase (Decrease) in Cash and Cash Equivalents...........       12,925           (73,707)
Cash and Cash Equivalents, beginning of period.................      100,800            90,559
                                                                 -----------         ---------
Cash and Cash Equivalents, end of period.......................  $   113,725         $  16,852
                                                                 ===========         =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     BOSTON CHICKEN, INC. AND SUBSIDIARIES
               (DEBTOR-IN-POSSESSION EFFECTIVE OCTOBER 5, 1998)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. PETITION FOR REORGANIZATION UNDER CHAPTER 11

  On October 5, 1998, Boston Chicken, Inc. (the "Company") and its Boston Market-related subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. The Company is currently operating its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court. The Chapter 11 cases are being jointly administered for procedural purposes by the Bankruptcy Court under Case No. 98-12547, Caption In re: BCE West, L.P. All court filings in connection with the Company's bankruptcy can be accessed on the internet at http://ecf.azb.uscourts.gov. Einstein/Noah Bagel Corp., a majority-owned subsidiary of the Company ("ENBC"), is not included in the Chapter 11 filings.

  As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. An unsecured creditors' committee was formed by the U.S. Trustee on October 21, 1998, which has the right to review and object to business transactions outside the ordinary course and participate, as do certain other parties with claims against the Company's bankruptcy estate, in any plan of reorganization. The Company plans to develop a plan of reorganization for submission to the Bankruptcy Court.

  As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. As part of its "first day orders," the Bankruptcy Court approved the Company's payment of pre-petition employee compensation, benefits and reimbursements and withholding taxes, and the continued payment of these items. The Bankruptcy Court also approved the timely payment, without interruption, of substantially all pre-petition trade payables incurred in the ordinary course of business, including vendor bills submitted prior to the filing, provided that the vendors continued to offer the Company credit terms that were the same or better than those offered pre-petition, subject to a $13.0 million cap. To date, all of the Company's pre-petition vendors are providing the Company credit on these terms and payments to these vendors have aggregated less than the $13.0 million cap approved by the Bankruptcy Court.

  On October 29, 1998, the Bankruptcy Court gave final approval to the Company's debtor-in-possession financing agreement providing for up to $70.0 million to refinance up to $35.0 million of pre-petition senior debt and to give the Company access to $35.0 million of additional funds to pay, among other things, employee salaries and benefits, vendors, and interest and certain other payments on senior secured debt. On November 4, 1998, the Bankruptcy Court approved suspension of all principal and certain other payments on the senior secured debt pending approval of a final plan of reorganization. See Note 4(a). On October 27, 1998, the Bankruptcy Court approved an approximately $18.0 million employee retention bonus program.

  Prior to the appointment of the creditor's committee, an ad hoc committee of holders of the Company's convertible subordinated debt, including holders of the Company's liquid yield option notes, indicated general support of a plan of reorganization that would permit the bondholders and certain other unsecured creditors to exchange their debt for all of the equity of the reorganized company. The Company continues to negotiate these issues with the creditor's committee, which is composed of a majority of members who were also members of the ad hoc committee, as well as certain other creditor representatives. Although the Company continues to negotiate with the creditor committee in an attempt to maximize value for all of the Company's constituencies, including the holders of the Company's capital stock, there can be no assurance that the Company will be successful in its negotiations or that holders of the Company's capital stock will receive or retain any property under a plan of reorganization or otherwise.

  As permitted under the Bankruptcy Code and approved by the Bankruptcy Court, the Company has elected to assume certain pre-petition employment contracts and to reject certain real estate leases and other executory contracts. The Company has not yet completed its review of all of its pre-petition contracts and leases for assumption or rejection. The accompanying consolidated interim financial statements include a reserve for an estimated amount that may be claimed by lessors for Boston

Market stores closed through October 5, 1998. The Company will continue to analyze, and may assume or reject, additional leases and other executory contracts. The Company cannot presently determine or reasonably estimate the aggregate liability resulting from rejection of executory contracts and unexpired leases for which claims have been, or may be, filed. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization of the Company and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

  The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the Company's Chapter 11 filing, however, such matters are subject to significant uncertainty. In addition, on May 19, 1998, the Company's former independent public accountants, Arthur Andersen LLP, reissued its report for the Company's fiscal year ended December 28, 1997 to include a qualification expressing substantial doubt about the Company's ability to continue as a going concern. Continuing on a going concern basis is dependent upon, among other things, the Company's formulation of an acceptable plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company's obligations. The accompanying consolidated interim financial statements do not reflect (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (b) aggregate pre-petition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to the Company's capital structure or in the Company's business operations as the result of an approved plan of reorganization, or (d) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court. All costs and expenses associated with the bankruptcy and plan of reorganization incurred through October 4, 1998 have been reflected as reorganization expense in the accompanying consolidated statements of operations. At October 4, 1998, the reorganization expenses consisted primarily of professional fees incurred by the Company and fees incurred by the Company's secured lenders and the holders of the Company's convertible subordinated debt, which the Company is obligated to pay.

2. BASIS OF PRESENTATION; SECURITIES AND EXCHANGE COMMISSION COMMENTS

  The consolidated interim financial statements have been prepared by the Company and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of October 4, 1998 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange Commission ("Commission") in the Company's Form 10-K for the year ended December 28, 1997. The consolidated results of operations for the quarter and three quarters ended October 4, 1998 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

  As previously reported, the Company has received comments from the staff of the Division of Corporation Finance (the "Staff") of the Commission regarding the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, Quarterly Report on Form 10-Q for the quarter ended April 19, 1998 and Current Reports on Form 8-K dated May 19, 1998 and June 16, 1998 (together, the "SEC Documents"). The comments relate primarily to the Company's accounting for transactions with its area developers and have been since May 1998, and continue to be, the subject of ongoing discussions and correspondence between the Company and the Staff.

  The Company's accounting and reporting in this Form 10-Q are generally consistent with the SEC Documents and the Company's previous filings with the Commission. There can be no assurance that the Staff will accept the Company's historic accounting and reporting positions and, if not accepted, the Company may be required to modify or restate previously disclosed information, as well as information contained in this Form 10-Q. Until the Company resolves the issues raised by the Staff's comments, transactions entered into by the Company requiring Commission review will be delayed. See Note 3(c). In addition, any material additional or restated disclosure may affect the progress or outcome of the Company's outstanding securities class action lawsuit. See Note 8.

3. AREA DEVELOPERS

  (A) AREA DEVELOPER FINANCING

  The Company historically offered convertible and non-convertible secured debt financing to Boston Market area developers to partially finance store development and working capital needs. Each of the loans was secured by a pledge of substantially all of the assets of the area developer and generally by a pledge of the equity interests of the area developer's owners. Interest was set at the applicable reference rate of Bank of America National Trust and Savings Association as established from time to time (8.25% at October 4, 1998 and an average rate of 8.5% in 1998) plus 1%, and is payable each four-week period.

  At the beginning of 1998, there were 14 area developer loans outstanding that the Company had not converted to ownership interests in these area developers. In 1997, 12 of these area developers waived the loan conversion moratorium period provided under the loan agreements and in 1998 the Company converted 11 of these area developer loans into majority equity interests in the area developers.

  (B) LOAN CONVERSIONS

  In March 1998, the Company converted its $119.2 million of gross loans ($84.8 million of net loans) to BC Great Lakes, L.L.C. into an 85% equity interest in BC Great Lakes, L.L.C. On July 15, 1998, the Company converted a total of $564.2 million of convertible and non-convertible gross loans ($173 million of net loans) to ten additional area developers into majority ownership interests in these area developers. On the same date, the Company acquired the BCEF and Market Partners preferred equity interests in these 10 area developers, as well as an additional area developer, and BCEF and Market Partners merged into a wholly-owned subsidiary of the Company. See Note 3(c). The Company did not convert loans to its three remaining area developers, BC Northwest, L.P., Boston West, L.L.C. and Platinum Rotisserie, L.L.C. On October 5, 1998, the Company notified BC Northwest, L.P. and Boston West, L.L.C. that it would not provide them with any additional funding because they had exceeded their respective borrowing limits. Subsequent to that date, BC Northwest, L.P. closed all of its 56 Boston Market store locations, Boston West, L.L.C. closed 11 of its Boston Market locations, and both area developers filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. See Note 10.

  The BC Great Lakes, L.L.C. transaction added 113 Boston Market stores to the Company store base. As part of the transaction, the Company assumed approximately $11.0 million in liabilities owed to third parties. The transaction was accounted for as a purchase, and, accordingly, the purchase price was allocated to identified assets and liabilities based upon their estimated fair values at the date of the transaction, resulting in goodwill of approximately $63.0 million (based upon a preliminary allocation), which is being amortized over a 35-year life. The operating results of BC Great Lakes, L.L.C. are included in the Company's consolidated results of operations from the date of acquisition.

  The Company's conversion of its outstanding loans to an additional ten area developers into majority equity interests and acquisition of the BCEF and Market Partners preferred equity interests of these area developers added 527 Boston Market stores to the Company store base. The following sets forth the amount of the gross loans converted (in thousands) and the percentage of common equity interests in each area developer acquired by the Company:

                                                                               Common Equity
             Area Developer                         Loan Converted            Interest Acquired
------------------------------------------    ------------------------     ------------------------
P&L Food Services, L.L.C..................             $ 52,277                      86%
BC Boston, L.P............................               51,585                      91%
BCE West, L.P.............................               47,540                      83%
BC GoldenGate, L.L.C......................               57,759                      96%
Finest Foodservice, L.L.C.................               87,936                      98%
BC Superior, L.L.C........................               56,893                      74%
BC Heartland, L.L.C.......................                7,370                      97%
B.C.B.M. Southwest, L.P...................               60,002                      95%
BC Tri-States, L.L.C......................               39,636                      75%
R&A Food Services, L.P....................              103,154                      90%

  The acquisitions of these ten area developers were accounted for as purchases, and, accordingly, the purchase prices were allocated to identified assets and liabilities based upon their estimated fair value at the date of acquisition.
As part of these transactions, the Company assumed approximately $76.0 million in liabilities owed to third parties. The purchase price allocation (including the BCEF and Market Partners preferred equity interests) resulted in goodwill of approximately $249.0 million (based upon a preliminary allocation), which is being amortized over a 35-year life. The operating results of the ten area developers are included in the Company's consolidated results of operations from the date of acquisition.

  The following represents the unaudited pro forma results of operations for the three quarters ended October 4, 1998, and the year ended December 28, 1997, as if the purchase of BC Great Lakes, L.L.C. and the ten additional area developers (including the BCEF and Market Partners preferred equity interests) had occurred at the beginning of each respective period (in thousands, except per share data):

                              December 28,   October 4,
                                 1997          1998
                             -------------  -----------
   Total revenue...........    $1,024,971    $ 915,962
   Net loss................      (285,940)    (618,249)
   Basic loss per share....         (4.29)       (8.63)
   Diluted loss per share..         (4.29)       (8.63)

   (C) ACQUISITION OF PREFERRED EQUITY INTERESTS


  BCEF and Market Partners originally invested an aggregate of approximately $131.7 million in 11 of the Company's area developers. If the Company had not acquired the BCEF and Market Partners preferred equity interests in ten of these area developers at the time the Company converted its loans into a majority equity interest, the ten area developers would have been required under the terms of the preferred equity instruments to redeem the preferred interests for cash, including accrued and unpaid dividends and redemption premiums, which totaled approximately $158.3 million as of the transaction date.

  In exchange for the BCEF and Market Partners preferred equity interests in the ten area developers referenced above and one additional area developer, the Company paid to the members of BCEF an aggregate of $4.5 million in cash and issued to the members of BCEF an aggregate of 1,553,991 shares of the Company's common stock and 1,204,593 shares of the Company's 10% Series A exchangeable preferred stock ("Preferred Stock") with an aggregate liquidation preference of $60.2 million, initially redeemable at 50% of the face amount increasing over time to 110% of the face amount. The Company paid to the members of Market Partners an aggregate of $5.5 million in cash and issued to the members of Market Partners an aggregate of 1,946,000 shares of the Company's common stock and 1,331,400 shares of Preferred Stock with an aggregate liquidation preference of $66.6 million, initially redeemable at 50% of the face amount increasing over time to 110% of the face amount.

  The Company agreed to register the common stock and Preferred Stock issued to the members of BCEF and Market Partners by September 13, 1998 and to use reasonable best efforts to cause a registration statement to be declared effective by December 12, 1998. The Company did not register the shares by the required deadline and the terms of the registration rights agreement imposes an aggregate $2.5 million penalty, currently due and payable by the Company, to certain holders of the common stock and Preferred Stock. In addition, commencing December 13, 1998, the annual dividend rate on the Preferred Stock will increase to 11% and will further increase by 0.5% for each 90-day period thereafter, up to a maximum rate of 12%. At the option of the Company, the quarterly dividends may be paid in cash or additional shares of Preferred Stock for the first twelve dividend payments. Commencing with the thirteenth dividend payment, the annual dividend rate will permanently increase by 25 basis points per quarter for each dividend period in which dividends are not paid. The Company considers these obligations to be liabilities subject to compromise and, as a result, will resolve these issues as part of a final plan of reorganization approved by the Bankruptcy Court. As such, the Company will not pay dividends on the Preferred Stock during the bankruptcy proceedings.

  The holders of the Preferred Stock do not have any voting rights, except as provided by Delaware law. In the event of dissolution, liquidation or winding up of the Company, the Preferred Stock ranks senior to the common stock. The Company is required to redeem the Preferred Stock on July 15, 2005 at a redemption price equal to

100% of its liquidation preference, plus any unpaid dividends. The Company has the option to redeem the Preferred Stock at any time at prices ranging from 50% to 110% of the original liquidation preference, plus unpaid dividends.

  (D) AREA DEVELOPER INFORMATION

  The following table summarizes area developer financing activity (in thousands) during the fiscal year ended December 28, 1997 and for the three quarters ended October 4, 1998:

                                                                    Fiscal Year Ended            Three Quarters Ended
                                                                ----------------------       --------------------------
                                                                      December 28,                    October 4,
                                                                          1997                           1998
                                                                ----------------------       --------------------------
Area developer loan balances, beginning of year...........             $ 647,265                      $ 800,043
Additional loan advances..................................               925,386                        339,496
Loan repayments...........................................              (636,589)                      (240,636)
Loans converted into equity or eliminated
   in consolidation.......................................              (136,019)                      (678,956)
                                                                       ---------                      ---------
Area developer loan balances, end of period...............             $ 800,043                      $ 219,947
                                                                       =========                      =========

  The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, amounts are drawn and repaid to optimize cash management.

  As of October 4, 1998, the loan balances of $219.9 million were comprised of amounts from Boston West, L.L.C., Platinum Rotisserie, L.L.C. and BC Northwest, L.P., which accounted for approximately 42%, 31% and 27%, respectively, of the gross loans receivable. BC Northwest, L.P. and Boston West, L.L.C. have exceeded their loan borrowing limits and the Company will not provide them additional loans or advances. See Note 3(b). As of October 4, 1998, Platinum Rotisserie, L.L.C. had approximately $1.1 million available under its loan agreement and the Company's debtor-in-possession financing agreement, which was approved by the Bankruptcy Court on October 29, 1998, provides for continued funding in accordance with the area developer loan agreement.

  (E) AREA DEVELOPER LOAN IMPAIRMENTS

  A loan is considered impaired if it is probable that the Company will be unable to collect all contractual principal and interest when due. Once a loan is deemed impaired, the Company determines whether the loan is ultimately collectible, without regard to the contractual terms of the existing loan. This evaluation resulted in a provision for potential loan losses of $237.5 million during the three quarters ended October 4, 1998. The provision for potential loan losses was based upon management's review of use of loan proceeds, the form and amount of consideration paid to BCEF and Market Partners for their preferred equity interests in ten of the Company's area developers, and evaluations regarding the cost and availability of capital and the value of the collateral securing the loans. Management will continue to evaluate the impaired loans to determine if additional provisions for potential loan losses are required. The provision for potential loan losses does not relieve the area developers of their obligation to repay their indebtedness to the Company. The activity in the allowance for loan losses during the three quarters ended October 4, 1998 was as follows (in thousands):

     Balance at December 28, 1997..................  $ 128,000
     Provision for loan losses.....................    237,500
     Area developer loan conversions...............   (208,225)
     Costs charged to the allowance................    (10,775)
     Loan write-offs...............................          -
                                                     ---------
     Balance at October 4, 1998....................  $ 146,500
                                                     =========

  The Boston Market area developer notes receivable balance as of December 28, 1997 (14 area developers) and October 4, 1998 (three area developers) is summarized as follows (in thousands):

                                          DECEMBER 28,   OCTOBER 4,
                                             1997          1998
                                         ------------   ----------
   Notes Receivable..............         $ 800,043     $ 219,947
   Provision for loan losses.....          (128,000)     (146,500)
   Losses of area developers.....          ( 49,352)      (19,385)
   Revenue from area developers
     not recognized..............           (21,019)      (31,691)
                                          -----------   ----------
   Notes Receivable, net.........         $ 601,672     $  22,371
                                          ===========   ==========

  The Company continues to charge all of its area developers royalties, franchise and related fees and interest, but no longer recognizes these payments as revenue.


4. SENIOR BANK CREDIT AGREEMENTS AND DEBTOR-IN-POSSESSION FINANCING

  (A) SENIOR BANK CREDIT AGREEMENTS

  On July 15, 1998, the Company amended its senior revolving credit facility, which as of such date had $48.0 million outstanding (as amended, the "Senior Credit Facility"), and amended its 1996 master lease facility (as amended, the "1996 Master Lease"). The Senior Credit Facility provided the Company an additional revolving credit facility of $39.3 million, consisting of a $4.3 million revolving loan and a $35.0 million revolving liquidity facility. Proceeds of the $4.3 million loan were used to satisfy required payments on the Company's 1995 master lease facility (the "1995 Master Lease"). In connection with the Senior Credit Facility, the Company executed a written guarantee of a total of $4.9 million principal amount of obligations, plus interest on, and expenses related to, these obligations, owed by certain employees and former employees of the Company to the Company's senior lenders. The Company has been advised that, as of October 4, 1998, approximately $4.4 million principal amount of these obligations was in default. Borrowings under the Senior Credit
Facility bear interest at the agent's base rate, plus an applicable margin (together, 10.25% on the $35.0 million revolving liquidity facility portion of the Senior Credit Facility and 9.75% for the remaining portion of the Senior Credit Facility at October 4, 1998). The Senior Credit Facility also provides for a commitment fee of 0.5% per annum of the average daily unused portion of the Senior Credit Facility. All borrowings outstanding under the Senior Credit Facility became due on October 17, 1998.

  Under the terms of the 1996 Master Lease, the Company purchased all of the assets leased under the facility and agreed to pay the $166.1 million outstanding balance due under the facility on October 17, 1998. The estimated fair market value of the assets acquired pursuant to the 1996 Master Lease was approximately $55.4 million. Therefore, the Company has recorded a provision of $110.7 million in general and administrative expense to write down the assets to their estimated fair market value.

  On November 4, 1998, the Bankruptcy Court approved the payment of interest on amounts outstanding under the Senior Credit Facility and the 1996 Master Lease and certain payments under the 1995 Master Lease. The Company utilized a portion of its debtor-in-possession financing facility to pay the liquidity facility portion of the outstanding balance due under the Senior Credit Facility. See
Note 4(b). All principal payments under the Senior Credit Facility and the 1996 Master Lease, and certain payments under the 1995 Master Lease were suspended pending approval of a final plan of reorganization.

  (B) DEBTOR-IN-POSSESSION FINANCING

  On October 29, 1998, the Bankruptcy Court gave final approval of the Company's debtor-in-possession financing agreement, providing for up to $70.0 million (the "DIP Facility"). The Company utilized $35.0 million of the DIP Facility to pay the liquidity facility portion of the outstanding balance due under the Company's Senior Credit Facility. The Company is utilizing the additional $35.0 million of revolving funds available under the DIP Facility to pay the Company's operating expenses, including employee salaries and benefits, payments to vendors and certain professionals approved by the Bankruptcy Court, interest payments on the Senior Credit Facility and 1996 Master Lease and certain payments under the 1995 Master Lease. Under the terms of the DIP Facility, the revolving funds are available to the Company until the earlier of April 4, 2000, the date on which the DIP Facility expires, or the Company's emergence from Chapter 11. Draws made under the DIP Facility bear interest at a rate equal to the prime lending rate plus 1.50%. The Company is required to pay an unused line fee of 0.375%, and a letter of credit fee of 2.0%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries. The DIP Facility contains restrictive covenants including, among other things, requiring the maintenance of minimum systemwide earnings before interest, taxes, depreciation, amortization and payments under the 1995 Master Lease, as defined (EBITDAL), limiting additional indebtedness, liens, contingent obligations and capital expenditures, limiting sales of assets by the Company and prohibiting dividend payments.

  The Company is exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from Chapter 11; however, there can be no assurance that the Company will be able to obtain such financing on satisfactory terms, if at all.


5. ROYALTIES AND FRANCHISE RELATED FEES

   Royalties and franchise related fees are comprised of the following (in thousands):

                                                  Quarter Ended                      Three Quarters Ended
                                             -------------------------              ----------------------
                                              October 5,    October 4,               October 5,  October 4,
                                                1997          1998                     1997        1998
                                             -----------    ----------              ----------  -----------
Royalties..................................    $14,757         $ 105                 $ 50,921      $2,087
Lease and real estate services income......      7,331            41                   24,022       2,575
Initial franchise and area developer fees..      3,373            --                   15,448          --
Software license and maintenance fees......      3,538            --                   17,358         171
                                               -------         -----                 --------      ------
                                               $28,999         $ 146                 $107,749      $4,833
                                               =======         =====                 ========      ======

6. BOSTON MARKET STORE CLOSINGS


  In connection with the bankruptcy filing, the Company recorded an $85.0 million charge related to the closing and disposal of 178 Boston Market stores with declining sales and profits, all of which have been closed. The charge consisted of estimated amounts for reductions in carrying amounts of assets to net realizable value, the write-off of a portion of goodwill related to certain stores, accruals for closing and disposal costs, and obligations for rejected leases permitted under the Bankruptcy Code. The charge is reflected in general and administrative expense in the accompanying consolidated statements of operations. In connection with these store closings, the Company terminated approximately 500 store and field employees and recorded a related $1.1 million severance charge.

  The 1997 and 1998 operating results for the 178 closed Boston Market stores for the periods these stores were owned by the Company were as follows (in thousands):

                                   Year Ended    Three Quarters Ended
                                 --------------  ---------------------
                                   December 28,        October 4,
                                      1997               1998
                                 --------------  ---------------------
Sales..........................  $   19,182             $34,629
Store operating profit (loss)..         (23)             (3,681)

  As discussed in Notes 3(b) and 10, BC Northwest, L.P. closed 56 stores and Boston West, L.L.C. closed 11 stores in October 1998. Both area developers have filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a result, the Company recorded a $14.3 million impairment associated with certain real estate and equipment owned by the Company and leased to these area developers.

7. IMPAIRMENT OF PROGRESSIVE FOOD CONCEPTS, INC. ASSETS

  The Company acquired Progressive Food Concepts, Inc. ("PFCI") to explore additional home meal replacement opportunities, including fresh, ready-to-heat product offerings. PFCI owns certain proprietary technology, trademarks and rights related to a retail ready-to-heat format. The Company has determined to focus on its existing store concept and formats and will not pursue brand extensions through the PFCI format or utilize the technology or rights owned by PFCI. Consequently, the Company recorded a provision of $12.6 million in 1998 associated with the impairment of all PFCI trademarks, copyrights and goodwill. The provision is reflected in general and administrative expense in the accompanying consolidated statements of operations.

     PFCI provided Harry's Farmer's Market, Inc. ("Harry's") with two credit facilities, pursuant to which PFCI loaned Harry's $15.5 million, with a remaining $2.0 million commitment through January 31, 2002. PCFI is obligated to contribute the principal amount of one of the loans in exchange for common equity of Harry's. As of October 4, 1998, the net carrying value of PFCI's loans to Harry's was $8.4 million, which reflects estimated fair value after consideration of the required conversion feature.

8. COMMITMENTS AND CONTINGENCIES

     Bagel Store Development Funding, L.L.C. ("Bagel Funding") has invested a total of approximately $89.5 million, representing an approximately 21% equity interest, in Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"), a majority owned subsidiary of ENBC. ENBC is the manager of Bagel Funding. Bagel Funding has the right to require Bagel Partners or ENBC to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, ENBC does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between ENBC and Bagel Partners. Such right becomes exercisable prior to December 5, 1999 if there is a Change in Control (as defined in the Bagel Partners partnership agreement) of ENBC. ENBC or Bagel Partners may pay the purchase price for such equity interests in cash, shares of ENBC common stock or any combination thereof.

     The Company and ENBC have entered into agreements with certain vendors, which provide for minimum purchases over specified terms. Such agreements call for retroactive rate adjustments or cash settlement in the event of purchase shortfalls. In 1998, the Company established a provision of $12.6 million for the amount of rate adjustments or cash settlements anticipated to result from projected shortfalls. In the event there are additional projected shortfalls, the Company and ENBC will be subject to additional charges.

     The Company, individual defendants Saad J. Nadhir, Scott A. Beck and Mark
W. Stephens, each a former officer and director of the Company, underwriters of the Company's securities and the Company's former independent public accountants are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado. The federal proceeding is comprised of separate actions that were consolidated into one action for pre-trial purposes. The same defendants are also named in a separate class action lawsuit filed in Jefferson County District Court in the State of Colorado. The state proceeding is comprised of two separate actions that were consolidated into one action, which has been stayed until resolution of the federal proceeding. The complaints in both the federal and state proceedings allege, among other things, that the defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act") and Section 10(b) of, and Rule 10b-5 promulgated under, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as certain similar provisions of Colorado state statutes. The plaintiffs are seeking, among other things, (a) to certify each of the complaints as a class action on behalf of all persons who purchased securities of the Company during the purported class period, (b) an award of unspecified compensatory damages, interests and costs, and (c) equitable relief permitted by law, equity or federal or state statutes. On February 10, 1998, the Company filed a motion to dismiss the complaint in the federal case. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations made in the complaints.

     ENBC, individual defendants Scott A. Beck and Mark R. Goldston, each a former director and officer of ENBC, Theodore R. Heininger, a former officer of ENBC, and W. Eric Carlborg, a current officer of ENBC, the underwriters in ENBC's initial public offering and ENBC's independent public accountants are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado. The lawsuit is comprised of separate actions that were consolidated into one action for pre-trial purposes. ENBC and certain of the other defendants are also defendants in a class action lawsuit filed in state court in Jefferson County Colorado, which has been stayed pending resolution of the federal case. The complaints allege, among other things, that the defendants violated Sections 11, 12(2) and 15 of the Securities Act and
Section 10(b) of, and Rule 10b-5 promulgated under, the Exchange Act, as well as certain similar provisions of Colorado state statutes. In each case, the plaintiffs are seeking, among other things, (a) to certify their complaint as a class action on behalf of all persons who purchased securities of ENBC during the purported class period, (b) an award of unspecified compensatory damages, interest and costs, and (c) equitable relief permitted by law, equity or federal or state statutes. On February 10, 1998, ENBC filed a motion to dismiss the complaint in the federal case. ENBC has stated in its most recent Form 10-Q that it believes that the complaints are without merit and intends to vigorously defend against the allegations made in the complaints.

     The Company is subject to various other lawsuits, claims, and other legal matters in the course of conducting its business, including its business as a franchisor. The Company believes that the outcome of such lawsuits, claims, and other legal matters will not have a material impact on the Company's consolidated financial position or results of operations.


9.   SEGMENT INFORMATION

     The Company's Boston Market stores operate in the casual dining segment and ENBC's stores operate in the retail bagel segment. The following provides information on the Company's segments (in thousands):

                                            Three Quarters Ended                            Three Quarters Ended
                                              October 5, 1997                                 October 4, 1998
                                ------------------------------------------     -------------------------------------------
                                    Casual Dining          Retail Bagels           Casual Dining            Retail Bagels
                                -------------------     ------------------     -------------------      ------------------
Revenue from external
customers.......................     $  300,301               $ 43,885              $  357,752                $285,699
Inter-segment revenue...........         12,096                     --                   5,229                      --
Income (loss) before
income taxes and minority
interests.......................         69,079                 22,575                (731,960)                (31,451)
Total assets....................      1,480,766                522,008               1,072,789                 636,570

10. SUBSEQUENT EVENTS

     On October 5, 1998, the Company and its Boston Market-related subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. The Company is currently operating its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court. See
Note 1.

     On October 5, 1998, the Company announced that its board of directors had approved the engagement of PricewaterhouseCoopers LLP as principal accountant to audit the Company's consolidated financial statements, replacing Arthur Andersen LLP. The Company reported that there had been no disagreements between management of the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of a nature that, if not resolved to the satisfaction of Authur Andersen LLP, would have caused it to make reference in connection with its report to the subject matter of the disagreements.

     Also on October 5, 1998, the Company notified BC Northwest, L.P. and Boston West, L.L.C. that the Company would not provide them any additional funding under their loans from the Company. On October 11, 1998, BC Northwest, L.P. closed all of its 56 Boston Market store locations and on October 23, 1998 filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Boston West, L.L.C. closed 11 of its Boston Market stores and, on November 9, 1998, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS IN THIS FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF BOSTON CHICKEN, INC. (THE "COMPANY"), EINSTEIN/NOAH BAGEL CORP. ("ENBC") AND THEIR RESPECTIVE BOSTON MARKET(R), EINSTEIN BROS.(R) BAGELS AND NOAH'S NEW YORK BAGELS(R) STORES, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

     ON OCTOBER 5, 1998, THE COMPANY AND ITS BOSTON MARKET-RELATED SUBSIDIARIES FILED VOLUNTARY PETITIONS FOR PROTECTION UNDER CHAPTER 11 OF THE FEDERAL BANKRUPTCY CODE AND ARE OPERATING AS DEBTORS-IN POSSESSION. ALL FORWARD-LOOKING STATEMENTS RELATING TO THE COMPANY'S EFFORTS TO NEGOTIATE THE EXCHANGE OF OUTSTANDING DEBT FOR EQUITY, A REDUCTION OF DEBT LEVELS AND OTHER ASPECTS OF ANY PLAN OF REORGANIZATION SUBMITTED IN CONNECTION WITH ITS CHAPTER 11 PROCEEDINGS ARE DEPENDENT UPON, AMONG OTHER THINGS, FURTHER IMPROVEMENTS IN BOSTON MARKET STORE-LEVEL OPERATING PERFORMANCE, THE FORMULATION OF AN ACCEPTABLE REORGANIZATION PLAN AND BANKRUPTCY COURT APPROVAL OF THE REORGANIZATION PLAN.

     IN GENERAL, THE RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, ENBC AND THEIR STORES ARE DEPENDENT UPON A NUMBER OF FACTORS INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: STORE PERFORMANCE (INCLUDING SALES AND PROFIT MARGINS); COMPETITION; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS (E.G., MENU ITEMS AND PRICING STRUCTURES); CHANGES IN BUSINESS STRATEGY; CHANGES IN DEVELOPMENT PLANS; AVAILABILITY AND COST OF CAPITAL; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION ("COMMISSION"). THESE CAUTIONARY STATEMENTS BY THE COMPANY SHOULD NOT BE CONSTRUED AS EXHAUSTIVE OR AS ANY ADMISSION REGARDING THE ADEQUACY OF DISCLOSURES MADE BY THE COMPANY. THE COMPANY CANNOT ALWAYS PREDICT OR DETERMINE AFTER THE FACT WHAT FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS OR OTHER STATEMENTS. IN ADDITION, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES", "BELIEF", "EXPECTS", "PLANS", "OBJECTIVES", "ANTICIPATES", "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR.

     THE COMPANY IS IN THE PROCESS OF RESOLVING COMMENTS OF THE COMMISSION STAFF WITH RESPECT TO CERTAIN REPORTS FILED UNDER THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY MAY BE REQUIRED TO AMEND SUCH FILINGS UPON RESOLUTION OF THESE COMMENTS. SEE NOTE 2 OF NOTES TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.


GENERAL

     On October 5, 1998, the Company and its Boston Market-related subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Under Chapter 11, the Company will continue to conduct business in the ordinary course under the protection of the Bankruptcy Court while it formulates an acceptable reorganization plan to restructure its debt. Transactions outside the ordinary course of business must be approved, after notice and hearing, by the Bankruptcy Court. See Note 1 of Notes to the Company's Consolidated Financial Statements.

     To date, the Company has acquired a controlling interest in 13 of its 16 area developers, changing the focus of the Boston Market store system from a franchise system to a predominantly company-controlled system, as has ENBC, which acquired a majority equity interest in all of its area developers in the fourth quarter of 1997. Prior to these acquisitions, the Company and ENBC generated revenues primarily as a lender, franchisor and service provider to the area developers. In 1998, the Company continued to charge its area developers royalties, franchise and related fees and interest, but the Company no longer recognized these payments as revenue for a majority of its area developers. Subsequent to the acquisitions, store revenue and operating results are reflected in the Company's consolidated statements of operations. In addition, commencing from the date the Company announced its intention to acquire the BCEF and Market Partners preferred equity interests in the ten area developers acquired by the Company in July 1998, the Company recognized, in a single line item on its consolidated statements of operations, the net losses of those area developers. For all of these reasons, operating results for the quarter and three quarters ended October 4, 1998 are not readily comparable to those for the quarter and three quarters ended October 5, 1997.

     The Company has been notified by the Nasdaq Stock Market ("Nasdaq") of Nasdaq's determination that the Company is not in compliance with the net tangible assets requirement or the alternative $5 minimum closing bid price requirement for continued listing of its common stock on the Nasdaq National Market. The Company has a hearing scheduled with Nasdaq on November 19, 1998 regarding these compliance issues. There can be no assurance that the Company's common stock will remain listed on the Nasdaq National Market. Delisting of the common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock.

     For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, references to Company owned stores or restaurants means Boston Market stores owned by the Company and its subsidiaries, and references to number of stores or restaurants systemwide means Company owned stores and Boston Market stores owned by the Company's area developers and franchisees. Subsequent to October 4, 1998, the Company closed 178 stores and its area developers closed 67 stores. See Notes 3(b), 6 and 10 of Notes to the Company's Consolidated Financial Statements.

SYSTEMWIDE SALES AND RESTAURANTS

     Systemwide sales include sales by all restaurants systemwide:

                                          Quarter Ended         Three Quarters Ended
                                    -------------------------  ----------------------
                                     October 5,    October 4,  October 5,  October 4,
                                        1997          1998        1997        1998
                                    -------------  ----------  ----------  ----------
 Boston Market
 -------------
   Restaurant sales..................    $265,062    $207,948    $933,111    $749,121
   Average number of restaurants.....       1,194       1,145       1,151       1,153
   Restaurants at period end.........       1,189       1,143       1,189       1,143
 ENBC
 ----
   Restaurant sales..................    $ 77,000    $ 87,300    $223,400    $285,700
   Average number of restaurants.....         510         543         433         553
   Restaurants at period end.........         546         545         546         545

     Boston Market total systemwide store net revenue decreased 22% for the quarter ended October 4, 1998 and 20% for the three quarters ended October 4, 1998 compared to the prior comparable periods, primarily as a result of reduced customer counts and a decrease in the average number of stores in operation due to store closings. The Company is attempting to reverse the decline in customer counts by refocusing its efforts to enhance customer experience. These efforts include improving store operations and cleanliness, instituting everyday value pricing rather than relying on coupons and promotions, and allowing for regional variations in menu offerings to attract new customers and increase the frequency of existing customer visits. Weekly net sales per store for Boston Market restaurants systemwide were down approximately 18% and 20% for the quarter and three quarters ended October 4, 1998, respectively, compared to prior comparable periods.

     The increase in ENBC's total systemwide store net revenue for both the quarter ended and three quarters ended October 4, 1998 compared to the comparable 1997 periods resulted primarily from an increase in the average number of stores. The 5.0% increase in ENBC weekly net sales for the quarter ended October 4, 1998 compared to the prior comparable quarter was due to a new lunch menu and higher menu prices in the third quarter of 1998 and the closure of under-performing stores in the first and second quarters of 1998. The 1.0% decrease in ENBC weekly net sales for the three quarters ended October 4, 1998 compared to 1997 was due to lower revenue generated by Noah's New York Bagels stores during the 1998 period compared to the 1997 period.


RESULTS OF OPERATIONS

     Revenue. Total revenue increased $150.2 million or 136% for the quarter ended October 4, 1998 over the prior comparable quarter and increased $299.3 million or 87% for the three quarters ended October 4, 1998 over the prior comparable period.

     Revenue from Company owned restaurants and from retail bagel stores owned by ENBC is significantly affected by the acquisition of stores from area developers. The following table sets forth revenue and store statistics for Company owned Boston Market stores and retail bagel stores owned by ENBC:

                                         Quarter Ended        Three Quarters Ended
                                    -----------------------  ----------------------
                                    October 5,   October 4,  October 5,  October 4,
                                       1997        1998         1997       1998
                                    ---------    ----------  ----------  ----------
 Boston Market
 -------------
   Restaurant sales...............  $ 57,804      $173,560    $163,879    $349,698
   Average number of restaurants..       261           922         209         523
   Restaurants at period end......       311           932         311         932
 ENBC
 ----
   Restaurant sales...............  $     --      $ 87,325    $  2,103    $285,699
   Average number of restaurants..        --           543           5         553
   Restaurants at period end......        --           545          --         545

     The increase in the average number of Company owned Boston Market restaurants was primarily attributable to the Company's acquisition of majority equity interests in Mayfair Partners, L.P. in August 1997, BC Great Lakes, L.L.C. in March 1998, and ten additional area developers in July 1998. The average number of retail bagel stores owned by ENBC increased due to ENBC's acquisition of a majority equity interest in all of its area developers in December 1997. Revenue from Company owned restaurants was also impacted by the same factors as systemwide revenues - See "--Systemwide Sales and Restaurants."

     Royalties and franchise related fees decreased $28.9 million or nearly 100% and interest income decreased $24.0 million or 100% for the quarter ended October 4, 1998 over the quarter ended October 5, 1997. Royalties and franchise related fees decreased $102.9 million or 96% and interest income decreased $67.2 million or 95% for the three quarters ended October 4, 1998 over the prior comparable period. In October 1997, the Company announced its intention to acquire ten area developers and the BCEF and Market Partners preferred equity interests in those area developers and an additional area developer, and in July 1998 the Company completed this acquisition. Consequently, the Company did not recognize $70.9 million of royalties, franchise and related fees and interest income from 11 of its 14 area developers for the three quarters ended October 4, 1998. Also, as a result of certain area developers generating insufficient cash on a cumulative basis from store operations, capital contributions and other sources (excluding borrowings from the Company) to pay royalties, interest and franchise fees when due, the Company did not recognize revenue aggregating $6.3 million and $25.8 million during the quarter and three quarters ended October 4, 1998, respectively. Further, ENBC's conversion to a company-owned system resulted in its royalties and franchise and related fees and interest income being replaced with revenue from retail bagel stores owned by ENBC.

     Restaurant Margins. Margins for Company owned Boston Market restaurants for the quarter and three quarters ended October 4, 1998 are not readily comparable to prior comparable periods because of the significant increase in the number of Company owned restaurants resulting from the Company's acquisitions of its area developers. The margins were 4.5% and 5.3% for the quarter and three quarters ended October 4, 1998, respectively, compared to 7.3% and 10.8% for the prior comparable periods. The reduced margins are primarily the result of the increase in the number of Company owned restaurants, the Company's acquisition of certain under-performing stores in 1998 which were subsequently closed, the short-term impact of eliminating substantially all coupon and discount programs, and higher labor costs and lower revenue per store which resulted in rent, utilities and other fixed store operating costs constituting a greater percentage of restaurant revenue.

     Margins for retail bagel stores owned by ENBC were 9.0% and 7.6% for the quarter and three quarters ended October 4, 1998, respectively. During 1998, the margins have been impacted primarily by larger stores, more complex store configurations and higher food costs associated with different menu offerings. In addition, ENBC store costs and expenses for the three quarters ended October 4, 1998 included approximately $0.8 million associated with the closing of a bagel production plant. For the three quarters ended October 4, 1998, marketing expenses were reduced to 3.9% of store revenue from 6.0% for the prior comparable period as a result of a change in marketing strategy.

     General and administrative expenses. The Company recognized $229.2 million of nonrecurring charges for the quarter ended October 4, 1998 associated primarily with the amendment to its 1996 master lease facility (as amended, the "1996 Master Lease"), Boston Market store closings, and the write-off of certain Progressive Food Concept, Inc. ("PFCI") assets. In connection with the 1996 Master Lease, the Company recorded a provision of $110.7 million to write down the acquired assets to estimated fair market value. On October 5, 1998, the Company closed 178 Company owned Boston Market stores, resulting in a provision for closing and disposal costs of $85.0 million. The closing costs include estimated obligations for rejected leases permitted under the Bankruptcy Code. The Company recorded a $14.3 million charge for impairment of certain real estate and equipment leased to BC Northwest, L.P. and Boston West, L.L.C. as a result of store closings by these area developers and their subsequent Chapter 11 bankruptcy filings. Finally, based upon the Company's decisions not to pursue brand extensions through PFCI's ready-to-heat retail format and not to utilize the technology or rights owned by PFCI, the Company recorded a $12.6 million provision related to impairment of all trademarks, copyrights and goodwill of PFCI.

     Disregarding non-recurring charges of $229.2 million, general and administrative expenses increased $12.1 million or 85.0% for the quarter ended October 4, 1998 over the prior comparable quarter. This increase consisted of an $8.1 million or 73.0% increase in general and administrative expenses for the Boston Market system for the quarter ended October 4, 1998 over the prior comparable quarter and a $4.0 million or 131% increase in general and administrative expenses for ENBC for the quarter ended October 4, 1998 compared to the prior comparable quarter. Disregarding year to date non-recurring charges of $258.9 million, general and administrative expenses increased $69.6 million or 145% for the three quarters ended October 4, 1998 over the prior comparable period, consisting of expenses attributable to the Boston Market system, which increased $52.4 million or 150% for the three quarters ended October 4, 1998 compared to the prior comparable period, and expenses attributable to the ENBC system, which increased $17.1 million or 133% for the three quarters ended October 4, 1998 compared to the prior comparable period. The increases in both the Boston Market and ENBC general and administrative expenses were primarily due to larger company-owned restaurants and increased number of company-owned stores in 1998 compared to 1997. On a proforma basis, cash expenditures for general and administrative expenses for Company owned stores, the Company's Support Center and the three area developers whose loans have not been converted by the Company, have decreased approximately 22.0% and 32.4% for the quarter and three quarters ended October 4, 1998, respectively, compared to the prior comparable periods.

     Reorganization Expenses. The reorganization expenses for the quarter ended October 4, 1998 were comprised of professional fees incurred by the Company, and fees incurred by the Company's secured lenders and the holders of the Company's convertible subordinated debt, which the Company is obligated to pay.

     Depreciation and amortization. Depreciation and amortization (excluding goodwill amortization) increased $6.4 million and $20.1 million for the quarter and three quarters ended October 4, 1998 compared to the prior comparable periods. Goodwill amortization increased $4.5 million for the quarter ended October 4, 1998 and $11.5 million for the three quarters ended October 4, 1998, compared to the prior comparable periods. The increases were due primarily to a greater number of Company owned Boston Market stores and retail bagel stores owned by ENBC resulting from the acquisition of controlling interests in certain area developers in 1998 and the fourth quarter of 1997.

     Provision for loan losses. Primarily as a result of lower than expected store sales and customer transactions in 1998, the Company determined that an additional portion of its loans to certain of its area developers may not be recoverable. Consequently, the Company established a $25.5 million provision for potential loan losses in the third quarter of 1998 and $237.5 million provision for potential loan losses for the three quarters ended October 4, 1998 (in addition to the $128.0 million provision for potential loan losses established in the fourth quarter of 1997. The

Company's continued evaluation of its impaired loans could result in additional provisions for potential loan losses in subsequent quarters. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 15.

     Losses of the Company's Area Developers. Commencing with the Company's decision in October 1997 to acquire the BCEF and Market Partners preferred equity interests in 11 of the Company's area developers, the Company has recognized, in a single line item on its consolidated statements of operations, the net losses of such area developers. The losses, which totaled $0.3 million for the quarter ended October 4, 1998 and $93.6 million for the three quarters ended October 4, 1998, were primarily non-cash, consisting of goodwill and fixed asset write-downs by the area developers. Such amounts represent the net losses of the area developers reduced by royalties, franchise and related fees, and interest not recognized by the Company totaling $70.9 million for the three quarters ended October 4, 1998. The recognition of area developer losses has been accounted for as a reduction of the area developers' notes receivable balance. Subsequent to July 15, 1998, the Company presents the results of operations of ten of the eleven area developers on a consolidated basis and no longer reflects the net losses of the ten area developers in a single line item because the Company acquired a majority equity interest in them through loan conversion.

     Interest and Other Income (Expense). The Company incurred $18.4 million of other expense for the third quarter of 1998 compared to $11.0 million for the third quarter of 1997. The Company incurred $52.0 million of other expense for the three quarters ended October 4, 1998 compared to $25.8 million for the prior comparable period. The increases related primarily to additional interest expense incurred on the Company's $287.5 million of convertible subordinated debentures issued in the second quarter of 1997, the interest outstanding on the Company's senior secured credit facility and ENBC's $125.0 million of convertible subordinated debentures, also issued in the second quarter of 1997.

     Income Taxes. Due to the uncertainty of having sufficient taxable income to utilize losses generated in the 1998 quarters, no income tax benefit was provided.

     Minority Interest. For the quarter ended October 4, 1998, the minority interests in subsidiaries absorbed $18.8 million of the subsidiaries' losses compared to $0.6 million for the prior comparable period. For the three quarters ended October 4, 1998, the minority interests in subsidiaries absorbed $38.4 million of the subsidiaries' losses, whereas for the three quarters ended October 5, 1997, the minority interests in subsidiaries represented a charge of $3.8 million. The changes were primarily due to ENBC incurring a loss in 1998 compared to reporting income in the prior comparable periods and losses attributable to the minority interests in the 11 Boston Market area developers acquired in 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Historic Sources and Uses of Cash

     Cash flows from operations are not readily comparable between the three quarters of 1998 and 1997 as a result of the refocusing from a franchise business to a company controlled store operation and the impact of the deterioration in Boston Market area developer store operations in 1998 prior to the conversion of a majority of area developer loans. Cash used in operations totaled $20.4 million for the three quarters ended October 4, 1998 compared to $43.8 million of cash generated from operations for the three quarters ended October 5, 1997. The cash flows from operating activities in 1998 include $95.0 million of royalties, franchise related fees and interest paid to the Company by its area developers, which was not recognized as revenue. Of such amount, $70.9 million was not recognized as revenue because the Company had announced in October 1997 its intention to acquire ten area developers and the BCEF and Market Partners preferred equity interests in those and one additional area developer, and the remaining $24.1 million was not recognized as revenue because such amounts were paid through loan advances by the Company to the area developers. In addition, approximately $5.1 million was paid in 1998 related to reorganization expenses. The $32.8 million used for working capital in 1998 is primarily due to a reduction in accounts payable and the payment of rent and other costs associated with closed Company-owned Boston Market stores and closed retail bagel stores owned by ENBC, which had been accrued for at December 27, 1997.

     Cash flows used in investing activities were primarily related to the net loan advances made to the area developers, which totaled $100.7 million and $419.0 million for the three quarters ended October 4, 1998 and October 5, 1997, respectively. The net loan advances have decreased in 1998 compared to 1997 primarily as a result of ENBC converting its area developer loans in December 1997, the conversion of BC Great Lakes, L.L.C. in March 1998 and the conversion of loans to ten additional Boston Market area developers in July 1998. The Company incurred $18.6 million, net of cash acquired, in costs associated with the 1998 acquisition of these area developers and the BCEF and Market Partners preferred equity interests.

  On July 15, 1998, the Company acquired the BCEF and Market Partners preferred equity interests in 11 of the Company's area developers in exchange for consideration paid to the members of BCEF and Market Partners of $126.8 million aggregate liquidation preference of Preferred Stock, 3.5 million shares of common stock and $10.0 million in cash. The 10% dividend on the Preferred Stock is payable in additional shares of Preferred Stock for a period of three years and payable in cash thereafter. The Preferred Stock is optionally redeemable by the Company at any time, in cash, at redemption prices which start at 50% of its face value and increase over time. The Preferred Stock is mandatorily redeemable in 2005 at a price of 110% of its face value.

  Cash flows from financing activities were $80.0 million in 1998 compared to $421.4 million in 1997. In 1997, the Company and ENBC each issued convertible subordinated debt for aggregate proceeds of $412.5 million and the Company issued common stock for proceeds of $10.4 million. In 1998, the cash flows from financing activities were primarily generated from the Company's senior secured revolving credit facility, which was amended in July 1998 (as amended, the "Senior Credit Facility"). The Senior Credit Facility provided the Company with an additional revolving credit facility of $39.3 million. During 1998, the Company utilized the entire amount available under the Senior Credit Facility of $87.3 million, primarily to fund certain interest payments, reorganization expenses, advertising expenses and working capital requirements. The Company has utilized a portion of its debtor-in-possession financing facility, approved by the Bankruptcy Court on October 29, 1998, to pay the liquidity facility portion of the outstanding balance due under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at the agent's base rate, plus an applicable margin (together, 10.25% on the $35.0 million revolving liquidity facility portion of the Senior Credit Facility and 9.75% for the remaining portion of the Senior Credit Facility at October 4, 1998). Under the terms of the restructured 1996 Master Lease, the Company agreed to purchase all of the assets leased under the facility and to pay the $166.1 million outstanding balance due under the facility on October 17,1998. The Bankruptcy Court approved suspension of all principal payments on the Senior Credit Facility and the 1996 Master Lease Facility and certain payment under the Company's 1995 master lease facility (the "1995 Master Lease"), pending a final plan of reorganization.

     Expected Sources and Uses of Cash

  The Company's liquidity position for the remainder of 1998 will be impacted primarily by the success of initiatives undertaken to improve store level cash flows and customer counts, offset by an initial 7%-9% decline in customer visits, which the Company believes is the result of negative publicity concerning the Company's bankruptcy filing. The Company's uses of capital for the remainder of 1998 include working capital for store operations, interest payments on the Senior Credit Facility and the 1996 Master Lease and certain payments under the 1995 Master Lease, and costs associated with the reorganization. ENBC's primary uses of capital in 1998, other than providing working capital for normal operating expenses, are expected to consist primarily of satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, and payment of principal and interest on outstanding indebtedness.

  In addition to cash flow generated by store operations, the Company has obtained debtor-in-possession financing agreement to fund its cash requirements. On October 29, 1998, the Bankruptcy Court gave final approval to the Company's debtor-in-possession financing, providing for up to $70.0 million (the "DIP Facility"). The Company utilized $35.0 million of the DIP Facility to pay the liquidity facility portion of the Senior Credit Facility. The Company is utilizing the additional $35.0 million of revolving funds available under the DIP Facility to pay the Company's operating expenses, including employee salaries and benefits, payments to vendors and certain professionals approved by the Bankruptcy Court, interest payments on the Senior Credit Facility and 1996 Master Lease and certain payments under the 1995 Master Lease. Under the terms of the DIP Facility, the revolving funds are available to the Company until the earlier of April 4, 2000, the date on which the DIP Facility expires, or the Company's emergence from Chapter 11. Draws made under the DIP Facility bear interest at a rate equal to the prime lending rate plus 1.50%. The Company is required to pay an unused line fee of 0.375%, and a letter of credit fee of 2.0%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries. The DIP Facility contains restrictive covenants including, among other things, requiring the maintenance of minimum systemwide earnings before interest, taxes, depreciation, amortization and payments under the 1995 Master Lease, as defined (EBITDAL), limiting additional indebtedness, liens, contingent obligations and capital expenditures, limiting sales of assets by the Company and prohibiting dividend payments.

  As a debtor-in-possession under Chapter 11, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. With the approval of the Bankruptcy Court, certain of these obligations may be paid prior to acceptance of the reorganization plan.
To date, the Company has received approval to pay (i) pre-petition salaries, wages and benefits to employees and independent contractors and (ii) substantially all pre-petition trade payables without interruption, including vendor bills submitted prior to the filing. As permitted under the Bankruptcy Code and approved by the Bankruptcy Court, the Company has elected to assume certain pre-petition employment contracts and to reject certain real estate leases and other executory contracts. The Company has not completed its review of all of its pre-petition contracts and leases for assumption or rejection. The ultimate amount of, and settlement terms for, such liabilities are subject to an approved plan of reorganization and, accordingly, the timing and form of settlement are not presently determinable.

  While under bankruptcy protection, the Company does not expect to pay the principal or interest obligations of its subordinated debt, the principal obligations under the Senior Credit Facility and 1996 Master Lease, certain payments under the 1995 Master Lease or preferred stock dividends.

  As part of the reorganization, the Company expects to reduce its current debt by exchanging its outstanding convertible subordinated debt, totaling approximately $627 million, for equity. Prior to the appointment of the creditor committee, an ad hoc committee of holders of the Company's convertible subordinated debt indicated general support of a plan of reorganization that would permit these bondholders and certain other unsecured creditors to exchange their debt for all of the equity of the reorganized company. The Company continues to negotiate these issues with the creditor's committee, which is composed of a majority of members who were also members of the ad hoc committee, as well as certain other creditor representatives. Although the Company is exploring opportunities to preserve some value for existing stockholders, there can be no assurance that existing stockholders will receive or retain any property under a plan of reorganization or otherwise.

  The Company is exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from Chapter 11; however, there can be no assurance that the Company will be able to obtain such financing on satisfactory terms, if at all.


YEAR 2000

  The Year 2000 issue is the result of computer programs written to identify the applicable year with two digits rather than four. As written, these programs may identify the year "00" as 1900 rather than 2000, which could result in systems miscalculations or systems failure leading to potentially substantial business disruptions. The Company has adopted a comprehensive plan to identify and resolve its Year 2000 issues. The Company's Year 2000 plan consists of assuring that its information technology systems are Year 2000 compliant and obtaining assurances from its third party vendors that their businesses and systems will be Year 2000 compliant on a timely basis.

  The Company believes that its information technology systems are, or will be by September 1999, Year 2000 compliant. Such systems include back office and point of sale store systems as well as financial, human resources, payroll and desktop systems utilized at the Company's Support Center. With regard to store systems, the Company has purchased Year 2000 compliant software upgrades for its back-office systems and is currently in the process of customizing, enhancing and developing the software to meet the Company's specific needs. In addition, the Company has completed limited testing of the Year 2000 compliant software and expects to continue testing on a broader scale through March 1999, with systemwide deployment scheduled between March and October 1999. The Company has also purchased software upgrades for its point of sale store systems and expects implementation of the Year 2000 compliant software to follow the same schedule as for the back office systems. The Company has also begun testing its store hardware for Year 2000 compliance. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 15.

  The primary information technology requirements for the Company's Support Center include systems related to human resources, including payroll, financial data and information and desktop services. In January 1998, the Company completed the conversion of its human resources-related software, including payroll, to software which is warranted to be Year 2000 compliant. The Company is currently upgrading its financial systems software, including customizing, developing and enhancing in-house custom interfaces between the financial reporting software and other Support Center software programs, and expects its financial information technology systems to be Year 2000 compliant by June 1999. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 15.

  The Company has also implemented a program to obtain third party vendor assurances of Year 2000 compliance. The Company is currently in the process of identifying all of its third party vendors, including the Company's landlords, equipment vendors, service providers, banks and utility companies, and assessing the impact on the Company if vendors are not Year 2000 compliant. Each vendor will receive a letter from the Company requesting written assurance of Year 2000 compliance on a timely basis. The Company expects that substantially all third party vendor letters will be sent no later than the end of November 1998. Management will then evaluate all vendor responses and, if any response is deemed inadequate, will follow-up with letters, telephone calls and/or meetings with the applicable vendor. Throughout this process, management of the Company will assess both the likelihood of compliance by the vendor and the impact on the Company if it is determined that the vendor will not be compliant on a timely basis. To the extent that the Company determines that a significant vendor is not likely to be Year 2000 compliant in a timely manner, the Company intends to develop contingency plans, including obtaining alternative sources for any product or service material to maintaining uninterrupted business operations. The Company expects that its third party vendor compliance program, including the development and implementation of contingency plans, if necessary, will be complete by June 1999. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 15.

  The Company has budgeted approximately $4.1 million in connection with its information technology Year 2000 compliance efforts, which includes expenditures related to software and hardware upgrades and consulting services. The Company's Year 2000 compliance efforts in connection with third party vendors involve a significant amount of time and effort by management and employees, the total cost of which is difficult to precisely estimate. The Company does not, however, anticipate that these costs will be material to the Company. The Company does not expect significant business disruptions arising from the failure of its information technology systems or the failure of its third party vendors to be Year 2000 compliant on a timely basis; however, third party compliance efforts are not within the Company's control. There can be no assurance that all of the Company's information technology systems and material third party vendors will be Year 2000 compliant, or that the Company will successfully develop and implement satisfactory contingency plans on a timely basis. The occurrence of any such event could have a material adverse effect on the financial condition or results of operations of the Company. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 15.

     PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

  The information set forth under Note 8 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.

Item 2.  Changes in Securities

  On July 15, 1998, the Company issued an aggregate of 3,499,991 shares of common stock and 2,535,993 shares of 10% Series A exchangeable preferred stock to BCEF and Market Partners in exchange for the preferred equity interests in 11 of the Company's area developers held by BCEF and Market Partners. The shares of common and preferred stock were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

  On August, 5, 1998, the Company issued an aggregate of 783,179 shares of common stock to two accredited investors in payment of certain consulting fees provided to the Company. The shares of common stock were issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

B. Reports on Form 8-K: The Company filed two reports on Form 8-K and also filed a Form 8-K/A for the quarter ended October 4, 1998.

  The first report was dated July 15, 1998 and reported under Item 5 (Other Events) (i) the renegotiation of its senior credit facility with Bank of America National Trust and Savings Association and General Electric Capital Corporation to provide the Company with an additional $39.3 million in financing expiring October 17, 1998, at which time approximately $219 million of other senior debt also became due, (ii) the engagement of BT Alex.Brown to assist in the restructuring of the Company's publicly traded convertible subordinated debt,
(iii) conversion by the Company of a total of $564 million of loans to ten area developers into majority equity interests in those area developers and (iv) the acquisition of BCEF and Market Partners preferred equity interests in 11 of the Company's 13 area developers, for aggregate consideration of (a) $126.8 million of the Company's 10% Series A Exchangeable Preferred stock, (b) 3.5 million shares of the Company's common stock and (c) $10.0 million in cash.

  The second report was dated July 15, 1998 and reported under Item 2 (Acquisition or Disposition of Assets) that the Company had completed the acquisition of the following area developers pursuant to the conversion of approximately $564 million of loans into a majority equity interest in each of those area developers (the "July 15 Form 8-K"): B.C.B.M. Southwest, L.P. (formerly BC Texas, Inc.), R&A Food Services, L.P. (formerly R&A Food Services, Inc.), Finest Foodservice, L.L.C., P&L Food Services, L.L.C., BC Boston, L.P., BCE West, L.P., GoldenGate, L.L.C., BC Tri-States, L.L.C., BC Superior, L.L.C. and BC Heartland, L.L.C. The Company also reported that it had acquired BC Equity Funding, L.L.C. and Market Partners, L.L.C., funds that previously held preferred equity interests in 11 of the Company's 13 area developers, including the ten area developers whose loans were converted. The Company reported that the required historical and pro forma financial statements for the aforementioned acquisitions would be filed as soon as practicable. On September 28, 1998, the Company filed an amendment on Form 8-K/A to the July 15 Form 8-K setting forth the required financial statements of the businesses acquired and pro forma financial information.

  Subsequent to the end of the third quarter of 1998, to date the Company has filed one Current Report on Form 8-K dated October 2, 1998 reporting under Item 3 (Bankruptcy or Receivership) that on October 5, 1998, the Company and its Boston Market-related subsidiaries had filed voluntary petitions for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. In addition, the Company reported under
Item 4 (Changes in Registrant's Certifying Accountant) that the Company's board of directors had approved the engagement of PricewaterhouseCoopers LLP as principal accountant to audit the Company's consolidated financial statements to replace Arthur Andersen LLP. The Company reported that there had been no disagreements between management of the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of a nature which if not resolved to the satisfaction of Authur Andersen LLP would have caused it to make reference in connection with its report to the subject matter of the disagreements.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 17, 1998


                                            /s/ J. Michael Jenkins
                                 ---------------------------------------------
                                              J. Michael Jenkins
                                 Chairman of the Board, Chief Executive Officers
                                                 and President


Date:  November 17, 1998


                                            /s/ Lawrence E. White
                                 ---------------------------------------------
                                              Lawrence E. White
                                           Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX


4.1 Registration Rights Agreement dated as of July 15, 1998 among the Company, BCI Acquisition Sub, L.L.C. and BC Equity Funding, L.L.C. and Market Partners, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the second quarter ended July 12, 1998).

10.1 1998 Retention Bonus Program of the Company dated as of October 1, 1998 and effective as of October 5, 1998.

10.2 Debtor-in-Possession Credit Agreement dated as of October 5, 1998 among the Company and other borrowers named therein, General Electric Capital Corporation ("GECC"), as Administrative Agent and a Lender, Bank of America National Trust and Savings Association ("Bank of America"), as Collateral Agent and a Lender, and the Lenders signatory thereto from time to time.

10.3 First Amendment and Consent to Amended and Restated Facilities Agreement dated as of July 15, 1998 by and among the Company, Bank of America and GECC (each individually and in their representative capacities) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the second quarter ended July 12, 1998).

10.4 Second Amendment and Consent to Secured Revolving Credit Agreement dated as of July 15, 1998 by and among the Company, Bank of America, GECC, LaSalle National Bank and Sanwa Business Credit Corporation and Hour LLC (each individually and/or in their representative capacities) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the second quarter ended July 12, 1998).

10.5 Amendment No. 2 to Master Lease Agreement No. 2 dated as of July 15, 1998 by and among the Company and GECC (individually and in its representative capacity) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the second quarter ended July 12, 1998).

10.6 Second Amendment and Waiver dated as of October 4, 1998 to Amended and Restated Secured Credit Agreement dated as of November 21, 1997 among ENBC, Bank of America, as Agent and Issuing Lender, GECC, as Co-Agent and the Lenders named therein (incorporated by reference to ENBC's Quarterly Report on Form 10-Q for the quarter ended October 4, 1998).

27   Financial Data Schedule


_________________
In the case of incorporation by reference to documents filed by Einstein/Noah Bagel Corp. under the Securities Exchange Act of 1934, as amended, Einstein/Noah Bagel Corp.'s file number under that Act is 0-21097.